Form 10-K
period 2020-03-31
Synergy Empire Ltd
filed 2020-08-03
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-235700

SYNERGY EMPIRE LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	38-4096727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.19 Jalan 12/118B, Desa Tun Razak, 56100, Kuala Lumpur, Malaysia.
Address of principal executive offices, including zip code

+(60)3 - 9171 2828
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $0.0001 par value	900,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

COVID-19 EXPLANATORY NOTE

Synergy Empire Limited (the “Company”) in its Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2020, under the SEC order (Release No. 34-88465) (the “Order”) providing conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (COVID-19) outbreak, The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the outbreak of COVID-19. Thus, the Company was unable to timely prepare and file its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Annual Report”) that was due June 29, 2020 (the “Original Due Date”). Therefore the Company elected to rely on the conditional filing relief provided under the Order. The Annual Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or August 13, 2020.

SYNERGY EMPIRE LIMITED

FORM 10-K

For the Fiscal Year Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “Synergy Empire” are references to Synergy Empire Limited, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

Synergy Empire Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on October 17, 2018.

On October 17, 2018, Mr. Leong Will Liam was appointed as President, Secretary, Treasurer and a member of our Board of directors. Also, on October 17, 2018, Mr. Law Jia Ming was appointed as Chief Executive Officer and Chief Financial Officer of the Company.

On October 17, 2018, the Company sold and subsequently issued 900,000 shares of restricted common stock to Mr. Leong Will Liam, our Director, President, Secretary and Treasurer. The price paid per share was $0.30, for aggregate proceeds to the Company of $27,000. Proceed from the issuance of shares went to the Company to be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On December 31, 2018, SEHL acquired 100% of the equity interests of SynergyHK from our director, Leong Will Liam, in consideration of HK$1 (Equivalent to about $0.13).

On January 16, 2019, We, “Synergy Empire Limited”, acquired 100% of the equity interests of Synergy Empire Holding Limited, a company incorporated in republic of the Marshall Islands (“SEHL”), from our director, Mr. Leong Will Liam, in consideration of $1. SEHL owns 100% of Synergy Empire Limited, a company incorporated in Hong Kong (“SynergyHK”).

On February 21, 2019, SynergyHK acquired 100% of the equity interests of Lucky Star F&B Sdn. Bhd., (“Lucky Star”), a company incorporated in Malaysia on February 9, 2010, from CBA Capital Holdings Sdn Bhd., a Company owned and controlled by our Director, Mr. Leong Will Liam.

Lucky Star is the owner of 100% of the equity interests of SH Dessert Sdn. Bhd. (“SH Dessert”), a company incorporated in Malaysia on February 19, 2016.

On December 26, 2019, the Company has submitted initial Form S-1 Registration Statement to S.E.C registering an offering by the Company amounted up to $1,500,000 and offering by selling shareholder amounted to $500,000 respectively to Securities & Exchange Commission (“S.E.C”), which was later declared effective on March 10, 2020.

On June 15, 2020, the Company filed a Current Report on Form 8-K announced the Company is delaying its obligation to submit Annual Report on Form 10-K for a permissible extension of 45 days from original deadline on July 31, 2020 pursuant to Order Release No. 34-88465 from S.E.C due to the Movement Control Order (“MCO”) imposed by the Prime Minister of Malaysia to contain the outbreak of COVID-19.

We share the same business plan as that of our subsidiaries. We are engaged in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia.

The Company’s executive office is located at No. 19 Jalan 12/118B, Desa Tun Razak, Kuala Lumpur, Malaysia, 56100.

Overview

We are engaged in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut.” We have four dessert restaurant chains and one central kitchen.

Synergy Empire Limited operates entirely through its wholly owned subsidiary, SEHL. It should be noted that our wholly owned subsidiary owns 100% of SynergyHK, which owns 100% of Lucky Star and subsequently owns 100% of SH Dessert, the operating Malaysian companies. Hereafter, collectively refer to as “the Group”.

The following chart shows the Group structure:

The Group manufactures and distributes various dessert ingredients as well as operates a dessert chain. Our executive office is located at No.19, Jalan 12/118B, Desa Tun Razak, 56100 Kuala Lumpur, Malaysia.

We started our business under the brand of “Sweet Hut” in 2010, the trademark for which registered and will remain valid until March 25, 2020. And we had applied to renew with Malaysia Intellectual Property Office for our trademark. We established our first outlet in Kuchai Lama, Kuala Lumpur, Malaysia. We started to manufacture various traditional Chinese desserts such as black glutinous, almond, mango desserts and peanut butter.

The name “Sweet Hut” is derived from the word ‘Sweetheart’. Since food is known as the language of love, we’ve decided to use ‘Sweetheart’ as our business’s signature – a dessert hut filled with love, passion & integrity. Sweet Hut aims to please customers by serving creative and exquisite desserts.

In 2013, our company was awarded “SME100 Award” by SME & Entrepreneurship Magazine. SME100 Awards is an annual recognition programme organized by SME Magazine, naming the fastest moving businesses of the SME sector. To promote recognition of top businesses in a lucrative and dynamic market, the SME100 Awards has served as a symbol which is believed to distinguish the best among the great.

Since 2013, we have grown into a dessert manufacturer and dessert chain under our brand name of “Sweet Hut” in Malaysia.

We are currently operating one centralized kitchen and four restaurant locations in Malaysia. We manufacture and process our own dessert and food in our centralized kitchen with standard procedures and recipes, in order to ensure the food quality and safety for distribution. Our suppliers, including raw material, ingredient, packaging material suppliers, are located in Malaysia. We currently have 60 suppliers for raw materials and food ingredient and 7 suppliers for packaging materials. We do not currently have a principal supplier. Currently, we do not have any agreement with any of our suppliers. To the best of our knowledge, all of our material suppliers are independent third parties and none of our suppliers are controlled by employees of the Company.

Most of our centralized prepared dessert and food will be distributed to our restaurants through our logistic team delivery, via refrigerated trucks. All of the restaurants are owned and operated by the Company with an internal operational manual in order to comply with all laws applicable to operating a restaurant in Malaysia, which includes, but is not strictly limited to, the Food Act 1983, Food Regulations 1985 and Food Hygiene Regulations 2009.

The Company has observed an increasingly competitive environment in the food service industry due to the low barriers to entry. For the past three years, the Company has closed more than half of its restaurants due to increased competition from chain restaurants and new fusion restaurants, and for such reason the Company has decided to allocate it resources and focus on the comparatively profitable branches through standardized food production from the centralized kitchen.

In 2017, due to the increasing number of smartphone users and availability of online food delivery intermediaries, the Company decided to take advantage of such opportunities. On July 4, 2017 and September 18, 2017, the Company, through SH Dessert Sdn. Bhd., which is the restaurant operator, registered as a vendor to Honestbee food delivery and Foodpanda delivery. On November 22, 2018, the Company, through SH Dessert Sdn. Bhd., registered with Grabfood as a vendor. On July 22, 2019, Honestbee food delivery suspended its operation in Malaysia and we stopped our collaboration with Honestbee on the same day. The Company believes registering as a vendor to the aforementioned platforms enables the Company to expand the coverage of availability of all our restaurants despite these platforms charging approximately 30% commission on the total food bill on average.

On January 31, 2020, Lucky Star F&B Sdn. Bhd., which is the centralized kitchen operator, has acquired the halal certificate on the food process and production from JAKIM, also known as Department of Islamic Development Malaysia. According to the information from the Department of Statistics Malaysia, as of 2019, the population in Malaysia was approximately 32.6 million, and 69.3% of the population were Muslim adherents. With the halal certificate, we believe the Company can penetrate the Islamic food market in Malaysia, which may lead to improvement in the Company’s financial performance and position.

Overall, with our experience in this industry, it is crucial to maintain the quality of food served to our customers, regardless of whether that is through food delivery or dine in. To grow our business and build brand awareness it is crucial to improve the Company’s exposure in terms of availability to different locations throughout different towns. Currently, the Company’s potential market is limited to the four towns in which our restaurants are located. Even with the availability of online food delivery platforms, we believe we are unable to attract customers located more than 20 kilometers away from our individual restaurants, which limits to our growth.

7

甜心
甜品專賣店
sweet hut
Be captivated by the
and full flavours of our
saccharine desserts!
肯定令您着迷的甜品系列！
MADE WITH
LOVE
精心研發
www.sweethuts.com

one of our refrigerator trucks

one of our four restaurants

We serve a wide range of high-quality desserts in our restaurants, including cakes, puddings and sago as well as hot and cold beverages. All of our products are produced to our secret recipes and standards.

Some of our best-selling dessert

Our Daily Menu (first part)

Our Daily Menu (second part)

Some of our latest seasonal menus

In addition to serving desserts in our restaurants, we began serving appetizers, main courses and snacks in 2015. Our corporate website can be found at www.sweethut.com.my.

9

Marketing

Currently, we cooperate with online food delivery companies to have our desserts displayed on their platforms in order to promote that our desserts may be delivered by their companies, such as Foodpanda and Grabfood. We regularly update the ‘About Us’ page on our corporate website (http://www.sweethut.com.my/about-us/) to display food delivery companies that are actively delivering our desserts and various menu items.

Our promotional materials are printed and placed on every table of our restaurants. We print new banners and update our promotional materials every month. In the future, we intend to further enhance our brand recognition by increasing our marketing efforts by placing advertisements across various media channels, including social media and internet platforms.

We plan to hire a marketing officer in order to organize our marketing campaigns and establish public awareness of the Company, however, such plans have not yet been determined in sufficient detail to outline at this time and remain under development.

Future Plan

The Company, through Lucky Star F&B Sdn Bhd, has successfully acquired a halal certificate on food processed, prepared and packaged in the central kitchen, which has allowed the Company to further structure its future plans. The Company intends to, through SH Dessert Sdn Bhd, acquire halal certificates on food prepared and served in all of our restaurants and delivered through various food delivery platforms. The Company has yet to submit the application of SH Dessert Sdn Bhd, as the Company needs further funding to renovate and acquire new equipment to meet the requirements ordained by JAKIM.

In order to ensure that we sustain our halal status, the Company plans to establish a halal department to evaluate, assess, monitor and control the entire flow from producing to serving is in compliance. The Company has yet to secure funding the aforementioned purpose and expects to implement such plan after completion of the Company’s initial public offering, assuming that we have acquired sufficient funding from the initial public offering itself.

We also anticipate acquiring new equipment for the central kitchen, such as a new refrigerator, truck, and cooking equipment. This will enhance the stability of the central kitchen output, efficiency of the production lines, logistics and inventory storage. However, such acquisition will depend on the expected demand of our food and proceeds raised from the public offering. At the current stage, we have yet to secure any funding which would allow us to acquire new equipment.

We intend to improve the dining environment at our restaurant locations, partly to satisfy JAKIM requirement, and our brand image by refurnishing the existing four restaurants one at a time. We intend to change our restaurants’ design over time to keep up with current trends. It is our intention to constantly maintain high standards regarding the upkeep of each of our restaurant locations, however we have yet to employ any interior designer or branding consultant for such purpose, and we have not yet secured any funding for such purposes.

We also intend to further expand our current restaurant network by opening two additional restaurants in strategic shopping malls and the central business district of Kuala Lumpur, Malaysia, in order to maintain our market share and increase geographic coverage. Furthermore, we believe that hiring ten to fifteen employees will be sufficient in order to support our future operations, specifically Malay ethnic to comply with JAKIM requirements. However, we have yet to conclude the area we intended to venture into as we remain cautious on the decisions to be made.

Furthermore, we intend to allocate funds to developing new desserts for market penetration and customer retention, although such development will require intensive research & development and testing for overall effectiveness so we cannot accurately gauge any concrete timeline at present.

At our current stage, subject to the limited funding, we cannot determine the exact timeline for specific portions of our future plans with any further level of specificity until we have completed our offering and evaluated the amount of fund raised.

Employees

As of July 31, 2020, we have twenty-seven full-time and two part-time employees respectively.

We are required to contribute to the Employees Provident Fund (EPF) under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and seventy. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the Company.

The EPF is a social security institution formed according to the Laws of Malaysia, Employees Provident Fund Act 1991 (Act 452) which provides retirement benefits for members through management of their savings in an efficient and reliable manner. The EPF also provides a convenient framework for employers to meet their statutory and moral obligations to their employees.

We intend to hire more staff to assist in the development and execution of our business operations.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employee, Officer and/or Director.

Government Regulation

The Company’s operations are subject to several laws and regulations other than the aforementioned JAKIM regulation, enacted by the Malaysia government, which includes but is not limited to:

The Food Act 1983 is an Act to protect the public against health hazards and fraud in the preparation, sale and use of food, and for matters incidental thereto or connected therewith. It outlined the authority and procedure where officers authorized by the Minister are empowered to conduct routine checks and, if necessary, sample collection to determine whether the level of hygiene of restaurants is satisfactory and whether food prepared is fit for human consumption at the discretion of officer. Part of the Food Act 1983 regulates the operation of our restaurant including but not limited following:

Pursuant to section 11 of Food Act 1983, if in the opinion of officer, the premise fails to comply with sanitary and hygienic requirements, the officer may in writing order the closure of such premise where food is prepared.

Pursuant to section 12 of Food Act 1983, notification of the name and occupation of any person who has been convicted of any offence against this Act or any regulation made thereunder together with his place or places of business, the nature of the offence and the fine, forfeiture, or other penalty inflicted shall, if the court so orders, be published in any newspaper circulating in Malaysia.

Food Regulation 1985 outlined individual ingredients requirements in terms of labeling, including additive and nutrients supplements. Any person who contravenes or fails to comply with any provisions of these Regulations commits an offence and subject to a fine not exceeding Malaysia Ringgit Five Thousand (Approximately One Thousand Two Hundred and Ten United States Dollars) or imprisonment for a term not exceeding two years.

Food Hygiene Regulations 2009 is a regulation enacted according to Section 34 of the Food Act 1983 and was enacted by the Malaysia government on February 28, 2009. Two main matters that were introduced under this regulation are the registration of food premises by category and offenses which could be compounded. Offences made either by the proprietor, owner, the occupier of food premises, food handlers, caterers, food vending machines operators, as well as a person who transports food using the vehicle shall be liable for a fine not exceeding Malaysia Ringgit Ten Thousand (Approximately Two Thousand Four Hundred and Twenty United States Dollars) or to imprisonment not exceeding 2 years or to both. Meanwhile, some of the offenses are related to food handlers’ routines, design, building and equipment used.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Nil.

ITEM 2. PROPERTIES

Our principal executive office which is also our central kitchen is located at No. 19 Jalan 12/118B, Desa Tun Razak, 56100, Kuala Lumpur, Malaysia.

The following table outline the address of our four restaurants and central kitchen that we operate out of, the beginning and end date of the respective lease agreement for each location, the monthly lease payment to be paid for each location, and the party that entered into each lease agreement, as the lessee, for each location. All parties listed under “Tenant” are either subsidiaries of the Company or a related party of the Company.

Tenant	Address	Start Date	End Date	Monthly Lease Payment (Value in Malaysian Ringgit (“MYR”))
Lucky Star F&B Sdn Bhd	No.19, Jalan 12/118B, Desa Tun Razak, 56100 Kuala Lumpur, Malaysia.	February 1, 2019	January 31, 2022	6,900.00	*
Law Jia Ming**	No. 126-G-9, Metro Genting Klang, Jalan Genting Klang, Setapak, 53300 Kuala Lumpur, Malaysia	November 11, 2017	October 31, 2020	5,700.00
SH Desserts Sdn Bhd	18-0, Jalan Mahogani 1, Bandar Botanic, 41200 Klang, Selangor, Malaysia	March 1, 2019	February 28, 2021	3,000.00
SH Desserts Sdn Bhd	B-27-G, Jalan C180/1, Dataran C180, 43200 Cheras, Selangor, Malaysia	March 1, 2019	February 28, 2021	7,000.00
SH Dessert Sdn Bhd	9-G, Jalan Pandan Indah 4/33, Pandan Indah, 55100 Kuala Lumpur, Malaysia	November 9, 2019	November 8, 2020	6,000.00

The exchange rate of US$1 to MYR is around MYR4.3.

*This tenancy agreement contained a renewal clause for the period from February 1, 2022 to January 31, 2025 with monthly rental of Malaysian Ringgit Seven Thousand and Nine Hundred Fifty (“MYR7,950”).

**Pertaining to the lease agreement above whereas Mr. Law Jia Ming is the tenant, the Company has informally agreed to cover any costs pertaining to this lease agreement for this particular location.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings against to which we or any of our subsidiaries is a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company sole class of common equity do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future.

We have issued 900,000 common shares and no preferred shares since October 17, 2018. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Share Holders

As of July 31, 2020, we had 900,000 shares of our Common Stock par value, $0.0001 issued and outstanding. There is only one shareholder which is also our founder and sole director, Mr. Leong Will Liam.

Transfer Agent and Registrar

The Company has not, but intends to appoint transfer agent upon the closing of initial public offering.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2020.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

We share the same business plan as that of our subsidiaries. We are engaged in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut.” We have four dessert restaurant chains and one central kitchen.

Results of Operations

Revenue

For the year ended March 31, 2020 and 2019, the Company has generated a revenue of $340,406 and $249,527. This is an increment of 14.18%. The breakdown of revenue is as following:

	Year ended March 31
	2020	2019
Dine-In Revenue	$262,975	$231,281
Percentage towards Total Revenue	77.25%	92.69%

Delivery Revenue	$77,431	$18,246
Percentage towards Total Revenue	22.75%	7.31%

Total Revenue	$340,406	$249,527

Total Cost of Sales	$101,771	$85,736

Total Gross Profit	$238,635	$163,791
Gross Profit Margin	70.10%	65.64%

Dine-in revenue grew from $231,281 for the year ended March 31, 2019 to $262,975 for the year ended March 31, 2020 for a growth rate of approximately 13.70%. The Company contributes such increase towards the improvement of quality control over meal served and the introduction of new menu.

Delivery revenue grew from $18,246 for the year ended March 31, 2019 to $77,431 for the year ended March 31, 2020 for a growth rate of approximately 324%. The Company believes the dine-in experience improvement directly contributed to delivery revenue growth. It is worth highlighting that, the Company has seen an increasingly dependency over delivery revenue, as such portion of revenue accounting for total revenue, grow from 7.31% for the year ended March 31, 2019 to 22.75% for the year ended March 31, 2020. The management believes that, in the foreseeable future, revenue generated through food delivery shall continuously improve and account for a significant portion of the Company’s revenue.

Gross Profit

The Company gross profit margin has improved slightly from 65.64% for the year ended March 31, 2019 to 70.10% for the year ended March 31, 2020. Management believes that such improvement is due to greater meal preparation procedure resulted in less wastage in raw material as part of quality control improvement. As a combination of favorable revenue and profit margin, the Company enjoyed a growth of 45.69% in gross profit in absolute figure, from $163,791 for the year ended March 31, 2019 to $238,635 for the year ended March 31, 2020.

General and Administrative Expenses

For the year ended March 31, 2020 and 2019, the Company incurred a general and administrative expenses of $460,802 and $408,590 respectively. This primarily consisted of salary, lease expenses, utilities, depreciation, professional fees, repair and maintenance, compliance expenses and advertising and promotion expenses.

	Year ended March 31
Primary expenses	2020	2019
Salary and salary related expenses	$230,272	$176,298
Percentage towards general and administrative expenses	49.97%	43.15%

Lease and rent expenses	$86,064	$80,466
Percentage towards general and administrative expenses	18.68%	19.69%

Utility expenses	$49,252	$57,392
Percentage towards general and administrative expenses	10.69%	14.05%

Professional expenses	$35,263	$54,793
Percentage towards general and administrative expenses	7.65%	13.41%

Depreciation expenses	$27,089	$5,264
Percentage towards general and administrative expenses	5.88%	1.29%

Repair and maintenance expenses	$16,952	$16,451
Percentage towards general and administrative expenses	3.68%	4.03%

Compliance expenses	$4,962	$4,606
Percentage towards general and administrative expenses	1.08%	1.13%

Advertising and promotion expenses	$-	$2,951
Percentage towards general and administrative expenses	-	0.72%

Total primary expenses	$449,854	$398,221
Percentage towards general and administrative expenses	97.62%	97.46%

Miscellaneous expenses	$10,948	$10,369
Percentage towards general and administrative expenses	2.38%	2.54%

Net Loss

For the year ended March 31, 2020 and 2019, the Company incurred a net loss of $215,815 and $241,218 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalent has increased by $24,322, from $63,170 as of March 31, 2019 to $87,492 as of March 31, 2020. The Company estimates current cash and cash equivalent are not sufficient to meet the working capital requirement for the next twelve months, thus the Company is relying on the result of the ongoing offering and further loans from director(s) to fund operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended March 31, 2020, the Company used $176,778 in operating activities primarily caused by net loss from operation, increase in accounts receivables, decrease in accrued liabilities and leased liabilities contra by depreciation and amortization and increase in account payable.

For the years ended March 31, 2019, the Company consumed $277,363 in operating cash flow, primarily consist of loss from operation, increased in accounts receivable, prepayment and deposits, inventory and decrease in account payable contra by increase in accrued liabilities and other payable and depreciation and amortization.

Cash Used In Investing activities

For the year ended March 31, 2020 and 2019, the Company used $32,322 and $140,803 in renovations for both central kitchen and restaurants respectively.

Cash Provided by Financing Activities

For the year ended March 31, 2020 and 2019, the Company had net proceeds from financing cash flow of $235,943 and $478,772 respectively, primarily from loan and advances from director and officer contra by repayment of business loan and hire purchase.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020 and March 31, 2019.

Contractual Obligation

As a smaller reporting company we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2020.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2020.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

NAME	AGE	POSITION
Law Jia Ming	32	Chief Executive Officer, Chief Financial Officer
Leong Will Liam	42	Director, President, Secretary and Treasurer

Law Jia Ming - Chief Executive Officer (CEO), Chief Financial Officer (CFO)

Mr. Law Jia Ming has been our CEO and CFO since October 17, 2018. Mr. Law holds a bachelor’s degree of Business in Marketing from University of Queensland (Australia).

Mr. Law has been engaged in the food and beverage industry since February 2010. From February 2010, he has been the CEO of Lucky Star F&B Sdn Bhd, our wholly owned subsidiary. After working for 6 years in food production, research and development, operational finance and logistic design of food and beverage wholesale industry in Malaysia, he founded our other wholly owned subsidiary, SH Dessert Sdn Bhd in February 2016, which is mainly focused on setting up dessert outlets and receiving franchising fees from the franchisees. He acts as the CEO of SH Dessert Sdn Bhd since February 2016 and his responsibility in the company is to oversee the operation of the company and develop businesses in Asia.

Mr. Law’s experience in corporate management and business development in food and beverage industry, has led the Board of directors to reach the conclusion that he should serve as CEO and CFO of the Company.

Leong Will Liam - Director, President, Secretary and Treasurer

Mr. Leong has been our director, president, secretary and treasurer since October 17, 2018. Mr. Leong graduated from University of London with a bachelor degree in banking and finance in 2000.

From 2000 to 2002, he worked as a banking officer in Citibank Berhad, a licensed commercial bank operating in Malaysia. His responsibilities were client repayment ability evaluation in a loan application, customer relationship maintenance and oversight of daily banking operation. From 2003 to 2004, he worked in HSBC Bank Malaysia Bhd as a manager in banking consumer product division. He was responsible for develop new products with the design and engineering team, promoting and marketing the products with the marketing team and outsourced vendors. Furthermore, he performed cost and profit analysis for those financial products with the financial analysis model, and presented the management team with his analysis. From 2005 to 2008, he worked at Diligent Aspect Sdn Bhd as a general manager, where his responsibilities consisted of overseeing daily operation of outsourced banking agents, coordinating key performance goals development, and ensuring the implementation and review of sale tactical programs. From 2009 to 2014, he worked as Chief Operating Officer at Caccina Sofa Manufacturer (M) Sdn Bhd and was mainly responsible for the implementation and evaluation of key investment opportunities in equipment and infrastructure across the Asia region. From 2015 to the present, he continues to act as the director of CBA Capital Holdings Sdn Bhd. He is responsible for audit and internal control procedure of CBA Capital Holdings Sdn Bhd. Furthermore, he develops corporate fundraising strategies and models for the company and ensures the correct implementation of fundraising strategies and models.

Mr. Leong’s experience in the financial industry and corporate management, has led the Board of directors to reach the conclusion that he should serve as a director, president, secretary and treasurer of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended March 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Law Jia Ming, Chief Executive Officer,	2020	14,389	-	-	-	-	-	-	$14,389
Chief Financial Officer	2019	14,693	-	-	-	-	-	-	$14,693
Leong Will Liam,	2020	-	-	-	-	-	-	-	$-
Director	2019	-	-	-	-	-	-	-	$-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2020, the Company has 900,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Law Jia Ming, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-
Leong Will Liam, Director, President, Secretary and Treasurer	900,000	100%	-	-	100%
Officers and Directors as a Group (2 people)	900,000	100%			100%
5% Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors.”

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On October 17, 2018, the Company sold and subsequently issued 900,000 shares of restricted common stock to Mr. Leong Will Liam, our Director, President, Secretary and Treasurer. The price paid per share was $0.30, for aggregate proceeds to the Company of $27,000. Monies from the aforementioned sale of shares went to the Company to be used as working capital.

Regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On January 16, 2019, We, “Synergy Empire Limited,” acquired 100% of the equity interests of Synergy Empire Holding Limited, a company incorporated in republic of the Marshall Islands (“SEHL”), from our director, Mr. Leong Will Liam, in consideration of $1.

SEHL owns 100% of Synergy Empire Limited, a company incorporated in Hong Kong (“SynergyHK”).

On December 31, 2018, SEHL acquired 100% of the equity interests of SynergyHK from our director, Leong Will Liam, in consideration of HK$1 (Equivalent to about $0.13).

On February 21, 2019, SynergyHK acquired 100% of the equity interests of Lucky Star F&B Sdn. Bhd., (“Lucky Star”), a company incorporated in Malaysia on February 9, 2010, from CBA Capital Holdings Sdn Bhd., a Company owned and controlled by our Director, Mr. Leong Will Liam.

Lucky Star is the owner of 100% of the equity interests of SH Dessert Sdn. Bhd. (“SH Dessert”), a company incorporated in Malaysia on February 19, 2016.

As of March 31, 2019, the Company has an outstanding loan payable to our CEO, Mr. Law Jia Ming, in the amount of $216,911. For the year ended March 31, 2020, Mr. Law Jia Ming has advanced the Company an additional $77,487 to be used for working capital. The Company has a total outstanding loan payable to our CEO, in the amount of $280,180, the difference is caused by foreign currency translation for accounting purpose. Mr. Law Jia Ming was a director of our subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn Bhd., until February 21, 2019 and July 1, 2019 respectively. He has been our CEO and CFO since October 17, 2018.

As of March 31, 2019, the Company has an outstanding loan payable to Mr. Leong Will Liam, our President and Director, in the amount of $499,261. This is inclusive of an amount due to CBA Capital Holdings Sdn. Bhd, a company owned and controlled solely by Mr. Leong Will Liam. The portion of the above total owed directly to CBA Capital Holdings Sdn. Bhd. is $24,822. For the year ended March 31, 2020, Mr. Leong Will Liam has advanced the Company an additional $173,862 to be used for working capital. As of March 31, 2020, the Company has an outstanding loan payable to our President and Director, in the amount of $644,072, the difference is caused by foreign currency translation for accounting purpose.

All aforementioned loans and advancement are non-interest bearing and payable on demand. The difference in aforementioned figures are caused by foreign translation difference.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended March 31, 2020 and 2019. We have engaged Total Asia Associates as our principal accountant since March 31, 2018.

ACCOUNTING FEES AND SERVICES	2020	2019

Audit fees	$21,000	$13,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$21,000	$13,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Synergy Empire Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergy Empire Limited
(Name of Registrant)

Date: August 3, 2020	By:	/s/ Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTEED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Synergy Empire Limited

No. 19, Jalan 12/118B,

Desa Tun Razak, 56100,

Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy Empire Limited (the ‘Company’) as of March 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of the two years in the period ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the each of the two years in the period ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $1,144,401 and $928,586 as of March 31, 2020 and 2019 respectively. For the years ended March 31, 2020 and 2019, the Company suffered from a net loss of $218,815 and $241,128 respectively. Furthermore, the Company recorded a negative working capital of $1,029,235 and $778,421 as of March 31, 2020 and 2019 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATE PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

Date: July 31, 2020

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2020	As of March 31, 2019
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,492	$63,170
Trade receivables, net	721	45,827
Prepaid expenses, deposits and other receivables	23,743	23,639
Inventories	17,005	18,516
TOTAL CURRENT ASSETS	$128,961	$151,152

NON-CURRENT ASSETS
Operating lease right of use asset, net	144,536	-
Plant and equipment, net	135,444	137,773
TOTAL ASSETS	$408,941	$288,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,427	$7,216
Accrued expenses and other payables	143,831	189,193
Hire purchase	-	2,650
Operating lease liability	63,419	-
Bank borrowing	15,267	14,341
Amount due to related parties	280,180	216,911
Amount due to a director	644,072	499,261
TOTAL CURRENT LIABILITIES	$1,158,196	$929,572

NON-CURRENT LIABILITIES
Operating lease liability	82,619	-
Bank borrowing	30,453	47,054
TOTAL LIABILITIES	$1,271,268	$976,626

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 50,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 450,000,000 Issued and outstanding: 900,000 shares as of December 31, 2019 and 900,000 shares as of March 31, 2019 respectively	90	90
Additional paid-in capital	284,093	284,093
Accumulated other comprehensive loss	(2,109)	(43,298)
Accumulated deficit	(1,144,401)	(928,586)
TOTAL STOCKHOLDERS’ DEFICIT	$(862,327)	$(687,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,941	$288,925

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, March 31
	2020	2019
	(Audited)	(Audited)
REVENUE	$340,406	$249,527
COST AND EXPENSES:
Cost of revenue	(101,771)	(85,736)
General and administrative expenses	(460,802)	(408,590)
Total operating costs and expenses	(562,573)	(494,326)
Loss from operations	(222,167)	(244,799)

Other income, net	6,352	3,671

Loss before income tax	(215,815)	(241,128)

Income tax expense	-	-

Net loss	(215,815)	(241,128)

Foreign currency translation income	41,190	39,827

Total comprehensive loss	$(174,625)	$(201,301)

Net loss per share, basic and diluted	$(0.19)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	900,000	409,315

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of March 31, 2018	-	$24,822	$-	$(83,125)	$(687,458)	$(745,761)
Elimination	-	(24,822)	-	-	-	(24,822)
Share issuance on October 17, 2018	900,000	90	26,910	-	-	27,000
Loan forgiveness on January 21, 2019	-	-	257,183	-	-	257,183
Net loss for the year 2019	-	-	-	-	(241,128)	(241,128)
Foreign currency translation	-	-	-	39,827	-	39,827
Balance as of March 31, 2019	900,000	$90	$284,093	$(43,298)	$(928,586)	$(687,701)
Net loss for the year 2019	-	-	-	-	(215,815)	(215,815)
Foreign currency translation	-	-	-	41,189	-	41,189
Balance as of March 31, 2020	900,000	$90	$284,093	$(2,109)	$(1,144,401)	$(862,327)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended March 31,
	2020	2019
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,815)	$(241,128)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	100,032	5,264
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	44,123	(18,035)
Decrease/(Increase) in inventories	470	(18,511)
Decrease/(Increase) in prepaid expenses	(1,419)	(5,902)
Increase/(Decrease) in accounts payable	4,757	(20,573)
Increase/(Decrease) in accrued liabilities	(37,537)	21,522
Change in lease liability	(71,389)	-
Net cash flows used in operating activities	(176,778)	(277,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(32,322)	(140,803)
Net cash flows used in investing activities	(32,322)	(140,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share on October 17, 2018	-	27,000
(Repayment to)/advance from related parties	77,487	(5,222)
Advance from directors	173,682	474,329
Principal repayments of hire purchase	(2,595)	(6,646)
Principal repayments of bank loan	(12,811)	(10,689)
Net cash flows provided by financing activities	235,943	478,772

Effect of exchange rate changes in cash and cash equivalents	(2,521)	(137)

Net changes in cash and cash equivalents	24,322	60,469
Cash and cash equivalents, beginning of year	63,170	2,701

CASH AND CASH EQUIVALENTS, END OF YEAR	$87,492	$63,170

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$5,880	$7,263

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Synergy Empire Limited (“the Company”) was incorporated under the laws of the State of Nevada on October 17, 2018. We have historically conducted our business through Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd, both are private limited liability company, incorporated in Malaysia.

On January 16, 2019, the Company acquired 100% of the equity interests of Synergy Empire Holding Limited, a company incorporated in Republic of the Marshall Islands (“Synergy Empire Marshall”).

On December 31, 2018, Synergy Empire Marshall acquired 100% of Synergy Empire Limited, a limited liability company incorporated in Hong Kong (“Synergy Empire HK”).

On February 21, 2019, Synergy Empire HK acquired 100% of the equity interests of Lucky Star F&B Sdn. Bhd., a limited liability company incorporated in Malaysia (“Lucky Star”).

Lucky Star acquired 100% of the equity interests of SH Dessert Sdn. Bhd., a limited liability company incorporated in Malaysia (“SH Dessert”) by Lucky Star on February 19, 2016.

Mr. Leong Will Liam is the common director and major shareholder of the Company, Synergy Empire Marshall, Synergy Empire HK, Lucky Star and SH Dessert. As a result of this common ownership and in accordance with the FASB Accounting Standards Codification Section 805 “Business Combination”, the transaction is being treated as a combination between entities under common control. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. The equity accounts of the combining entities are combined. Further, the companies will be combined retrospectively for prior year comparative information as if the transaction had occurred on April 1, 2017.

The Company, through its wholly owned subsidiaries, produce and distribute high quality dessert through Lucky Star and operate four restaurants through SH Dessert. Details of the Company’s subsidiaries:

No.	Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Synergy Empire Holding Limited	Marshall Islands, October 22, 2018	1 Share of Ordinary Share, US$1 each	Investment Holding

2	Synergy Empire Limited	Hong Kong, October 18, 2018	1 Share of Ordinary Share, HKD1 each	Investment Holding

3	Lucky Star F&B Sdn. Bhd.	Malaysia, February 9, 2010	100,000 Share of Ordinary Share, MYR1 each	Dessert Producer and Distributor

4	SH Dessert Sdn. Bhd.	Malaysia, February 19, 2016	100 Share of Ordinary Share, MYR1 each	Restaurant Operator

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation.

Below is the organization chart of the Group.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Our deposit in Hong Kong is currently deposit in CMB Wing Lung Bank Limited, and there is a Deposit Protection Scheme protects our eligible deposits held with bank in Hong Kong which is members of the Scheme. The scheme will pay us a compensation up to a limit of Hong Kong Dollars (“HKD”) 500,000, which is equivalent to $64,516, if CMB Wing Lung Bank fails.

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $61,234, if the aforementioned banks fails.

Plant and Equipment

Plant and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Renovation	over the remaining lease period
Office and kitchen equipment	10 years
Motor vehicle	5 years

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss).

Revenue recognition

Revenue is generated through sale of goods and delivery services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer. The Company doesn’t allow return of the products purchased or refund unless the food delivered is spoilt.

Cost of revenue

Cost of revenue includes the purchase cost of raw material for manufacturing and distribute to customers and packing materials. It includes purchasing and receiving costs, internal transfer costs, other costs of distribution network, opening and closing inventory net off discount received and return outwards in cost of revenue.

Income tax expense

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in their own jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations and comprehensive income (loss).

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary maintains its books and record in the respective local currency, Hong Kong Dollars (“HK$”) and Malaysian Ringgits (“MYR”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the year ended March 31
	2020	2019
Period-end MYR : US$1 exchange rate	4.31	4.08
Period-average MYR : US$1 exchange rate	4.17	4.08
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2019, and 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Net Income/(Loss) per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As required by the standard, the Company will adopt the provisions of the new standard effective April 1, 2019, using the required modified retrospective approach. We believe the adoption will not have a material impact on our financial statements.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,144,401 and $928,586 as of March 31, 2020 and March 31, 2019 respectively. For the years ended March 31, 2020 and 2019, the Company suffered from a net loss of $215,815 and $241,128 respectively. Furthermore, the Company recorded a negative working capital of $1,029,235 and $778,420 as of March 31, 2020 and 2019 respectively.

The Company’s cash position is not significant to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its shareholder.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. PREPAID EXPENSES, DEPOSITS & OTHER RECEIVABLES

	As of March 31
	2020	2019
Rental deposits	$20,468	$21,848
Prepaid expenses	2,001	1,791
Other receivables	1,274	-
Total	$23,743	$23,639

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies.

Other receivables represent payment made on behalf of customers such as lorry rental.

5. INVENTORIES

	As of March 31
	2020	2019
Raw material, at cost	$17,005	$18,516

6. PLANT AND EQUIPMENT

	As of March 31
	2020	2019
Renovation	$154,240	$138,396
Office equipment	1,316	1,390
Kitchen equipment	8,973	1,052
Motor vehicle	41,500	43,851
Total plant and equipment	$206,029	$184,689
Less: Accumulated depreciation	(70,585)	(46,916)
Total plant and equipment	$135,444	$137,773

For the year ended March 31, 2020, the Company has invested $8,254 in kitchen equipment and $24,068 in renovations respectively.

Depreciation expenses for the years ended March 31, 2020 and 2019 amounted to $27,089 and $5,264 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31
	2020	2019
Accrued expenses	$53,244	$71,986
Other payables	90,587	117,207
Total	$143,831	$189,193

Accrued expenses for the years ended March 31, 2020 and 2019 consisted of accrued salary, rental, utilities bills, audit fee, while other payables consisted of some third-party loans.

The loan from third-party amounted to $53,973 and $56,737 as of March 31, 2020 and 2019 respectively, are unsecured, non-interest bearing and payable on demand.

8. AMOUNT DUE TO RELATED PARTIES

As of March 31, 2020 and 2019, the Company has an outstanding loan payable to our CEO, Mr. Law Jia Ming of $280,180 and $216,911 respectively. This loan is unsecured, non-interest bearing and payable on demand. Mr. Law Jia Ming was a director of our subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn Bhd., until February 21, 2019 and July 1, 2019 respectively. He has been our CEO and CFO since October 17, 2018.

Amount due to related party, Mr. Law Jia Ming
Balance as of March 31, 2018	$234,683
Repayment to related party	(5,222)
Foreign currency translation	(12,550)
Balance as of March 31, 2019	$216,911
Advancement from related party	77,487
Foreign currency translation	(14,218)
Balance as of March 31, 2020	$280,180

For the year ended March 31, 2019, our CEO and CFO, Mr. Law Jia Ming has received a repayment of $5,222 from the Company.

For the year ended March 31, 2020, Mr. Law Jia Ming has further advanced $77,487 to the Company.

9. AMOUNT DUE TO A DIRECTOR

For the year ended March 31, 2019, our director, Mr. Leong Will Liam has advanced $22,778 and loaned $451,489 directly to the Company for working capital purpose.

As of March 31, 2019, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $499,261. Of which including an amount due to CBA Capital Holdings Sdn. Bhd, a company solely owned and controlled by Mr. Leong Will Liam, amounted to $24,822, which is the consideration accrued by Company to acquired Lucky Star from its existing shareholder, paid by CBA Capital Holdings Sdn. Bhd on behalf of the Company and a loan from directly from Mr. Leong Will Liam amounted $474,439.

For the year ended March 31, 2020, Mr. Leong Will Liam has further loaned $173,862 to the Company.

As of March 31, 2020, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $644,072. Of which including an amount due to CBA Capital Holdings Sdn. Bhd. amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2018	$-
Advancement from Director	22,778
Loan from director	451,489
Foreign currency translation	172
Balance as of March 31, 2019	$474,439
Loan from Director	173,862
Foreign currency translation	(29,051)
Balance as of March 31, 2020	$619,250

On January 21, 2019, the Company acquired Lucky Star from its existing shareholder for a consideration of $24,822 which was paid by CBA Capital Holdings Sdn. Bhd., a company solely owned and controlled by our sole director, Mr. Leong Will Liam, on behalf of the Company. CBA Capital Holdings Sdn. Bhd. lent and waived an interest-free loan of $257,183 in Lucky Star F&B Sdn. Bhd., our wholly own subsidiary, as contribution and recorded in additional paid in capital.

No transaction took place for the year ended March 31, 2020.

Amount due to director, CBA Capital Holdings Sdn. Bhd.
Balance as of March 31, 2018	$-
Acquisition of Lucky Star Sdn Bhd paid on behalf of the Company	24,822
Loan from CBA Capital Holdings Sdn. Bhd.	257,183
Loan forgiveness by CBA Capital Holdings Sdn. Bhd.	(257,183)
Balance as of March 31, 2019	$24,822

Balance as of March 31, 2020	$24,822

10. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $83,972) at annual interest of 6.00% accrue in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,473 (approximately $1,585) which is the sole bank borrowing other than hire purchase obtained by the Company while the last repayment is expected on February 5, 2023.

The outstanding balance of business loan as of March 31, 2020 and 2019 can be summarized as follow:

	As of March 31
	2020	2019
Bank borrowing (Current portion)	$15,267	$14,341
Bank borrowing (Non-current portion)	30,453	47,054
Total	$45,720	$61,395

For the years ended March 31, 2020 and 2019, the Company repaid $12,811 and $10,689 to Standard Chartered Saadiq Berhad respectively.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31
2021	$15,267
2022	$15,723
2023	$14,730
2024	$-
2025	$-
Total	$45,720

11. HIRE PURCHASE

One June 25, 2012, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a hire purchase loan from Public Bank Berhad, a bank incorporated in Malaysia, to finance the acquisition of a motor vehicle amounted to MYR85,329 (approximately $20,900) at an annual interest rate of 3.34% accrue in arrear, for a repayment period of 60 months with interest bearing monthly installment of MYR1,660 (approximately $407).

On March 10, 2014, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a hire purchase loan from Affin Bank Berhad, a bank incorporated in Malaysia, to finance the acquisition of a motor vehicle amounted to MYR40,000 (approximately $9,797) at an annual interest rate of 4.60% accrue in arrear, for a repayment period of 60 months with interest bearing monthly installment of MYR820 (approximately $201).

The outstanding balance of hire purchase as of March 31, 2019 and 2018 can be summarized as follow:

	As of March 31
	2020	2019
Hire purchase (Current portion)	$-	$2,650
Hire purchase (Non-current portion)	-	-
Total	$-	$2,650

For the years ended March 31, 2020 and 2019, the Company repaid a total of $2,595 and $6,646 to aforementioned hire purchase creditors respectively.

12. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company officially adopted ASC 842 for the period on and after April 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of April 1, 2019, the Company recognized approximately US$183,742, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date, throughout the year ended March 31, 2020, the Company has recognized additional lease amounted $31,301. Initial lease liabilities are measured at present value of the sum of remaining rental payments as of April 1, 2019, with discounted rate of 6.65% adopted from Malayan Banking (Maybank) Berhad’s base lending rate as a reference for discount rate, as this bank is the largest bank and national bank of Malaysia.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$209,249
Less: imputed interest	(25,507)
Initial recognition as of April 1, 2019	$183,742
Additional lease recognizes for the year ended March 31, 2020	31,301
Gross lease as of March 31, 2020	215,043

As of March 31, 2020, operating lease right of use asset as follow:

Gross lease as of March 31, 2020	$215,043
Amortization for the year ended March 31, 2020	(70,507)
Balance as of March 31, 2020	$144,536

For the year ended March 31, 2020, the amortization of the operating lease right of use asset amounted $70,507. As the Company adopt ASC 842 on and after April 1, 2019, the Company did not incur nor accrued any amortization of operating lease right for the year ended March 31, 2019.

As of March 31, 2020, operating lease liability as follow:

Gross lease as of March 31, 2020	$215,043
Less: gross repayment for the year ended March 31, 2020	(79,555)
Add: imputed interest for the year ended March 31, 2020	10,550
Balance as of March 31, 2020	$146,038
Less: lease liability current portion	(63,419)
Lease liability non-current portion	$82,619

Maturities of operating lease obligation as follow:

Year ending
March 31, 2021	63,419
March 31, 2022	25,339
March 31, 2023	19,000
March 31, 2024	20,302
March 31, 2025	17,978
Total	$146,038

Other information:

	For the years ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow to operating lease	$71,389	$-
Right-of-use assets obtained in exchange for operating lease liabilities	215,043
Remaining lease term for operating lease (years)	4.8	-
Weighted average discount rate for operating lease	6.65%	-

As the Company adopt ASC 842 on and after April 1, 2019, the Company did not incur nor accrued any lease expenses for the year ended March 31, 2019.

13. CONCENTRATION OF RISK

(a)	Major Customers

For the year ended March 31, 2020 and 2019, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the year ended March 31, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

14. Income Taxes

The loss before income taxes of the Company for the years ended March 31, 2020 and 2019 were comprised of the following:

	For the years ended March 31
	2020	2019
Tax jurisdictions from:
– Local	$(25,671)	$(36,142)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(904)	(1,197)
Hong Kong	(805)	(507)
Malaysia	(188,435)	(203,282)
Loss before income taxes	$(215,815)	$(241,128)

Provision for income taxes consisted of the following:

For the years ended March 31
	2020	2019
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2020, the operations in the United States of America incurred $61,812 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $12,981 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Synergy Empire HK operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. As of March 31, 2020, subsidiary in Hong Kong incurred an aggregate operating loss of $1,312. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $108 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two tier corporate income tax rate based on amount of paid up capital. The tax rate 2020 for company with paid-up capital of MYR 2,500,000 (approximately $612,745) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 500,000 (approximately $122,549) taxable profit with the remaining balance being taxed at 24%.

For the year ended March 31, 2020, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a loss of $188,299 and $136 respectively, which can be carried forward for seven years to offset its taxable income.

As of March 31, 2020, the operations in Malaysia generated $1,078,012 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $183,262 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2020 and March 31, 2019:

	As of March 31
	2020		2019
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		12,981		7,590
– Marshall Islands		-		-
– Hong Kong		108		42
– Malaysia		183,262		151,214
		196,351		158,846
Less: valuation allowance		(196,351)		(158,846)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $196,351 as of March 31, 2020. For the year ended March 31, 2020, the valuation allowance increased by $37,505, primarily relating to the loss incurred by Lucky Star F&B Sdn. Bhd and SH Desserts Shd. Bhd.

15. STOCKHOLDERS’ EQUITY

On October 17, 2018, the founder of the Company, Mr. Leong Will Liam purchased 900,000 shares of restricted common stock of the Company at $0.03 per share for the Company’s initial working capital. Each share was with a par value of $0.0001. All proceeds received are used for the Company’s working capital.

As of March 31, 2019 and 2018, there were 900,000 and nil shares of common stock issued and outstanding respectively. The share capital of $24,822 as of March 31, 2018 reflected the share capital of our wholly-owned subsidiary, Lucky Star F&B Sdn. Bhd.

On January 21, 2019, CBA Capital Holdings Sdn. Bhd. waived an interest-free loan of $257,183 in Lucky Star F&B Sdn. Bhd., our wholly own subsidiary, as contribution and recorded in additional paid in capital. CBA Capital Holdings Sdn. Bhd. is wholly owned by our Director, Mr. Leong Will Liam.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2020 and 2019.

16. FOREIGN CURRENCY EXCHANGE RATE

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate post higher or lower income depending on exchange rate converted into US$ at the end of the financial year. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through the date the Company presented these audited financial statements.

On June 28, 2020, the Company filed a Current Report on Form 8-K announced the Company is delaying its obligation to submit Annual Report on Form 10-K for a permissible extension of 45 days from original deadline on June 29, 2020 pursuant to Order Release No. 34-88465 from S.E.C due to the Movement Control Order imposed by the Prime Minister of Malaysia to contain the outbreak of COVID-19 of which severely impacting Company’s operations and business. Thus the Company is unable to timely prepare and file its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 that is due June 29, 2020. Therefore the Company elected to rely on the conditional filing relief provided under the Order as aforementioned.

Information relating to the detail of MCO is incorporated by reference to the Company’s current report on Form 8-K filed with the S.EC on June 28, 2020.

