Form 10-Q
period 2020-06-30
Synergy Empire Ltd
filed 2020-08-14
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2020
Common Stock, $0.001 par value	900,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 and MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2020	As of March 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,353	$87,492
Trade receivables, net	726	721
Prepaid expenses and deposits	26,185	23,743
Inventories	17,125	17,005
TOTAL CURRENT ASSETS	$105,389	$128,961

NON-CURRENT ASSETS
Operating lease right of use asset, net	127,351	144,536
Plant and equipment, net	130,196	135,444
TOTAL ASSETS	$362,936	$408,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,752	$11,427
Accrued expenses and other payables	135,186	143,831
Operating lease liability	53,802	63,419
Bank borrowing	9,342	15,267
Amount due to related parties	272,609	280,180
Amount due to a director	665,673	644,072
TOTAL CURRENT LIABILITIES	$1,143,364	$1,158,196

NON-CURRENT LIABILITIES
Operating lease liability	75,439	82,619
Bank borrowing	36,767	30,453
TOTAL LIABILITIES	$1,255,570	$1,271,268

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 50,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 450,000,000 Issued and outstanding: 900,000 shares as of June 30, 2020 and 900,000 shares as of March 31, 2020 respectively	90	90
Additional paid-in capital	284,093	284,093
Accumulated other comprehensive loss	(7,661)	(2,109)
Accumulated deficit	(1,169,156)	(1,144,401)
TOTAL STOCKHOLDERS’ DEFICIT	$(892,634)	$(862,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,936	$408,941

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2020	2019
	(Unaudited)	(Unaudited)

REVENUE	$91,974	$48,727

COST AND EXPENSES:
Cost of revenue	(24,499)	(20,416)
General and administrative expenses	(101,202)	(95,813)
Total operating costs and expenses	(125,701)	(116,229)
Loss from operations	(33,727)	(67,502)

Other income/(expenses), net	8,972	(728)

Loss before income tax	(24,755)	(68,230)

Income tax expense	-	-

Net loss	(24,755)	(68,230)

Foreign currency translation loss	(5,552)	(3,247)

Total comprehensive loss	$(30,307)	$(71,477)

Net loss per share, basic and diluted	$(0.03)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	900,000	900,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2020	900,000	$90	$284,093	$(1,144,401)	$(2,109)	$(862,327)
Net loss for the period	-	-	-	(24,755)	-	(24,755)
Foreign currency translation	-	-	-	-	(5,552)	(5,552)
Balance as of June 30, 2020	900,000	$90	$284,093	$(1,169,156)	$(7,661)	$(892,634)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2019	900,000	$90	$284,093	$(928,586)	$(43,298)	$(687,701)
Net loss for the period	-	-	-	(68,230)	-	(68,230)
Foreign currency translation	-	-	-	-	(3,247)	(3,247)
Balance as of June 30, 2019	900,000	$90	$284,093	$(996,816)	$(46,545)	$(759,178)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,755)	$(68,230)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	24,891	24,406
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	-	(2,483)
Decrease/(Increase) in inventories	4	2,307
Decrease/(Increase) in prepaid expenses	(2,267)	(1,019)
Increase/(Decrease) in accounts payable	(4,725)	1,181
Increase/(Decrease) in accrued liabilities	(9,442)	11,407
Change in operating lease liability	(17,684)	(17,712)
Net cash flows used in operating activities	$(33,978)	$(50,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(701)	(18,312)
Net cash flows used in investing activities	$(701)	$(18,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to)/advance from related parties	(9,418)	53,436
Advance from directors	17,644	7,092
Principal repayments of hire purchase	-	(2,607)
Principal repayments of bank loan	78	(3,106)
Net cash flows provided by financing activities	$8,304	$54,815

Effect of exchange rate changes in cash and cash equivalents	$236	$(415)

Net changes in cash and cash equivalents	(26,139)	(14,055)
Cash and cash equivalents, beginning of year	87,492	63,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$61,353	$49,115

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$1,586	$1,615

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $59,304 if the aforementioned banks fails.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended June 30
	2020	2019
Period-end MYR : US$1 exchange rate	4.28	4.13
Period-average MYR : US$1 exchange rate	4.31	4.15
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

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

As of June 30, 2020 and 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,169,156 and $1,144,401 as of June 30, 2020 and March 31, 2020 respectively.

For the three months ended June 30, 2020 and 2019, the Company suffered from a net loss of $24,755 and $68,230 respectively.

Furthermore, the Company recorded a negative working capital of $1,037,975 and $1,029,235 as of as of June 30, 2020 and March 31, 2020 respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of June 30, 2020	As of March 31, 2020
Rental deposits	$20,607	$20,468
Prepaid expenses	2,101	2,001
Other receivables	3,477	1,274
Total	$26,185	$23,743

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies.

Other receivables represent payment made on behalf of customers such as lorry rental.

5. INVENTORIES

	As of June 30, 2020	As of March 31, 2020
Raw material, at cost	$17,125	$17,005

6. PLANT AND EQUIPMENT

	As of June 30, 2020	As of March 31, 2020
Renovation	$155,287	$154,240
Office equipment	1,325	1,316
Kitchen equipment	9,739	8,973
Motor vehicle	41,781	41,500
Total plant and equipment	$208,132	$206,029
Less: Accumulated depreciation	(77,936)	(70,585)
Total plant and equipment	$130,196	$135,444

For the three months ended June 30, 2020, the Company had invested $700 into kitchen equipment.

The depreciation expenses for the three months ended June 30, 2020 and 2019 amounted to $6,831 and $6,304 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of June 30, 2020	As of March 31, 2020
Accrued expenses	$44,748	$53,244
Other payables	90,438	90,587
Total	$135,186	$143,831

Accrued expenses consisted of accrued salary, rental, utilities bills, audit fee, while other payables consisted of some third-party loans.

The loan from third-party amounted to $54,060 and $53,973 as of June 30 and March 31, 2020 respectively, is unsecured, non-interest bearing and payable on demand.

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

Amount due to related party, Mr. Law Jia Ming
Balance as of March 31, 2019	$216,911
Advancement from related party	77,487
Foreign currency translation	(14,218)
Balance as of March 31, 2020	$280,180
Repayment from related party	(9,418)
Foreign currency translation	1,847
Balance as of June 30, 2020	$272,609

For the three months ended June 30, 2019, Mr. Law Jia Ming has advanced $6,823 to the Company.

For the three months ended June 30, 2020, the Company has repaid $9,418 to Mr. Law Jia Ming.

9. AMOUNT DUE TO A DIRECTOR

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

For the three months ended June 30, 2020, Mr. Leong Will Liam has further advance $17,644 to the Company.

As of March 31, 2020, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $665,673. Of which including an amount due to CBA Capital Holdings Sdn. Bhd. amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2019	$474,439
Loan from Director	173,862
Foreign currency translation	(29,051)
Balance as of March 31, 2020	$619,250
Advances from Director	17,644
Foreign currency translation	3,957
Balance as of June 30, 2020	$640,851

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

No transaction took place for the year ended March 31, 2020 and three months ended June 30, 2020

Amount due to director, CBA Capital Holdings Sdn. Bhd.

Balance as of March 31, 2020	$24,822

Balance as of June 30, 2020	$24,822

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

The outstanding balance of business loan as of March 31, 2019 and 2018 can be summarized as follow:

	As of June 30, 2020	As of March 31, 2020
Bank borrowing (Current portion)	$9,342	$15,267
Bank borrowing (Non-current portion)	36,767	30,453
Total	$46,109	$45,720

For the three months ended June 30, 2020, the Company repaid $1,116 while incurring additional $1,194 interest in loan deferment.

For the three months ended June 30, 2019, the Company repaid $3,106 in bank borrowings.

On April 1, 2020, Standard Chartered Saadiq Berhad announced to provide loan deferment to borrower for a period 6 months in supporting of Malaysia National Bank to ease financial pressure as a result of movement control order promulgated by Malaysia Government to contain the outbreak of COVID-19.

Pursuant to the announcement, no instalment is required, and no penalty will be imposed during the 6 months period however additional non-compounding interest will continue to accrue. As such, the Company has incurred additional interest of $1,257 interest expenses.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31
2021	$5,729
2022	$15,042
2023	$16,618
2024	$8,720
2025	$-
Total	$46,109

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

As of March 31, 2020, the Company recognized approximately US$215,043, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2020, with discounted rate of 6.65% adopted from Malayan Banking (Maybank) Berhad’s base lending rate as a reference for discount rate, as this bank is the largest bank and national bank of Malaysia.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$209,249
Less: imputed interest	(25,507)
Initial recognition as of April 1, 2019	$183,742
Additional lease recognizes for the year ended March 31, 2020	31,301
Gross lease as of March 31, 2020	215,043

As of June 30, 2020, operating lease right of use asset as follow:

Gross lease as of March 31, 2020	$215,043
Amortization for the year ended March 31, 2020	(70,507)
Balance as of March 31, 2020	$144,536
Amortization for three months ended June 30, 2020	(18,167)
Foreign exchange translation	982
Balance as of June 30, 2020	$127,351

As of June 30, 2020, operating lease liability as follow:

Gross lease as of March 31, 2020	$215,043
Less: gross repayment for the year ended March 31, 2020	(79,555)
Add: imputed interest for the year ended March 31, 2020	10,550
Balance as of March 31, 2020	$146,038
Less: gross repayment for the year ended June 30, 2020	(20,024)
Add: imputed interest for the year ended June 30, 2020	2,235
Foreign exchange translation	992
Balance as of June 30, 2020	$129,241
Less: lease liability current portion	(53,802)
Lease liability non-current portion	75,439

For the year ended March 31, 2020 and three months ended June 30, 2020, the amortization of the operating lease right of use asset amounted $70,507 and $18,167, respectively.

Maturities of operating lease obligation as follow:

Year ending
March 31, 2021	46,061
March 31, 2022	25,511
March 31, 2023	19,129
March 31, 2024	20,440
March 31, 2025	18,100
Total	$129,241

Other information:

	Three months ended June 30
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$17,684	$20,674
Right-of-use assets obtained in exchange for operating lease liabilities	-	191,820
Remaining lease term for operating lease (years)	4.55	4.8
Weighted average discount rate for operating lease	6.65%	6.65%

The Company has incurred lease expenses amounted to $20,282 for the three months ended June 30, 2020.

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended June 30, 2020 and 2019, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three months ended June 30, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

13. Income Taxes

The income / (loss) before income taxes of the Company for the three months ended June 30, 2020 and 2019 were comprised of the following:

	For the three months ended June 30
	2020	2019
Tax jurisdictions from:
– Local	$(2,376)	$(462)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	(129)	6
Malaysia	(22,250)	(67,774)
Loss before income taxes	$(24,755)	$(68,230)

Provision for income taxes consisted of the following:

	As of June 30, 2020	As of March 31, 2020

Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2020, the operations in the United States of America incurred $64,189 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $13,480 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Synergy Empire HK operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. As of June 30, 2020, subsidiary in Hong Kong incurred an aggregate operating loss of $1,441. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $119 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two tier corporate income tax rate based on amount of paid up capital. The tax rate for year of assessment 2020 for company with paid-up capital of MYR 2,500,000 (approximately $580,000) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $143,000) taxable profit with the remaining balance being taxed at 24%.

For the three months ended June 30, 2020 and 2019, Lucky Star F&B Sdn. Bhd. incurred a loss of $37,810 and $47,806 respectively, while SH Desserts Sdn. Bhd. incurred an operating profit of $15,579 and operating loss $19,968 respectively, which can be carried forward for seven years to offset its taxable income.

As of June 30, 2020, the operations in Malaysia generated $1,100,243 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $187,041 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2020 and 2019:

	As of	As of
	March 31, 2020	March 31, 2019
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	13,480	12,981
– Marshall Islands	-	-
– Hong Kong	119	108
– Malaysia	187,401	183,262
	200,640	196,351
Less: valuation allowance	(200,640)	(196,351)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $200,640 as of June 30, 2020.

14. STOCKHOLDERS’ EQUITY

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2020.

15. FOREIGN CURRENCY EXCHANGE RATE

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

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through the date the Company presented these audited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated August 3, 2020, for the year ended March 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

It is worth highlighting that, on March 16, 2020, Malaysia Prime Minister announced the implementation of Movement Control Order (“MCO”) under Control of Infectious Diseases Act 1988 and the Police Act 1967 to contain the spread of coronavirus disease 2019 (“COVID-19”). Pursuant to the declaration, initial phase of the MCO effectively take place from March 18, 2020 to March 31, 2020 for a period of 14 days, and subsequently extended to May 12, 2020 with three 14-day MCO extensions declared by Malaysia Prime Minister.

Pursuant to the MCO, all government and private premises except those involved in essential supply of goods and services such as water, electricity, energy, telecommunications, postal, transportation, irrigation, oil, gas, fuel, lubricants, broadcasting, finance, banking, health, pharmacy, fire, prison, port, airport, safety, defense, cleaning, retail and food supply should be closed.

On May 1, 2020, Malaysia Prime Minister announced that Conditional Movement Control Order (“CMCO”), a relaxation of MCO will replaced existing MCO on May 4, 2020 onwards and scheduled to expire on original 4th MCO expiration date, May 12, 2020. On May 10, 2020, Malaysia Prime Minister announced that the CMCO will be extended for a period of 4 weeks from May 13, 2020 until June 9, 2020.

Pursuant to CMCO, most economic sectors and activities are allowed to operate while observing the business standard operation procedures such as in our case social distancing and recording the names and telephone numbers of customers and the dates of their visit.

On June 7, 2020, Malaysia Prime Minister announced that Recovery Movement Control Order (“RMCO”) would take place from June 10, 2020 to August 31, 2020, while preserving previous allowable economic activity, interstate travelling is now permissible.

The Company’s central kitchen and all four restaurants were operating throughout the MCO, CMCO and RMCO period.

Results of Operations

For the three months ended June 30, 2020 and 2019, the Company has generated a revenue of $91,974 and $48,727. Increment of 88.75%. Breakdown of revenue as following:

	Three months ended June 30
	2020	2019
Dine-In and Take Away Revenue	$59,066	$35,158
Percentage towards Total Revenue	64.22%	72.15%

Delivery Revenue	$32,908	$13,569
Percentage towards Total Revenue	35.78%	27.85%

Total Revenue	$91,974	$48,727

Total Cost of Sales	$24,499	$20,416

Total Gross Profit	$67,475	$28,311
Gross Profit Margin	73.36%	58.10%

Dine-in and take away revenue grow from $35,158 for the three months ended June 30, 2019 to $59,066 for the three months ended June 30, 2020 for a growth rate of approximately 68.00%. The Company contributes such increase towards the improvement of quality control over meal served and the introduction of new menu.

Delivery revenue grow from $13,569 for the three months ended June 30, 2019 to $32,908 for the three months ended June 30, 2020 for a growth rate of approximately 142.51%. The Company believes while the dine-in experience improvement directly contributed to delivery revenue growth such growth in delivery is primarily contributed by MCO.

Again the Company has seen an increasingly dependency over delivery revenue, as such portion of revenue accounting for total revenue, grow from 27.85% for the three months ended June 30, 2019 to 35.78% for the three months ended June 30, 2020. The management believes that, in the foreseeable future, revenue generated through food delivery shall continuously improve and account for a significant portion of the Company’s revenue.

Gross Profit

The Company gross profit margin has improved considerably from 58.10% for the three months ended June 30, 2019 to 73.36% for the three months ended June 30, 2020. Management believes that such improvement is due to greater meal preparation procedure resulted in less wastage in raw material as part of quality control improvement and introduction of new menu item with greater margin. As a combination of favorable revenue and profit margin, the Company enjoys a growth of 138.33% in gross profit in absolute figure, from $28,311 for the three months ended June 30, 2019 to $67,475 for the three months ended June 30, 2020.

General and Administrative Expenses

For the three months ended June 30, 2020 and 2019, the Company has incurred a general and administrative expenses of $101,202 and $104,424 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Three months ended June 30
Primary expenses	2020	2019
Salary and salary related expenses	$56,735	$44,409
Percentage towards General and Administrative Expenses	56.06%	46.35%

Lease expenses	$20,282	$21,859
Percentage towards General and Administrative Expenses	20.04%	22.81%

Utility expenses	$9,916	$13,053
Percentage towards General and Administrative Expenses	9.80%	13.62%

Depreciation expenses	$6,832	$6,304
Percentage towards General and Administrative Expenses	6.75%	6.85%

Professional expenses	$2,606	$2,066
Percentage towards General and Administrative Expenses	2.58%	2.16%

Repair and maintenance expenses	$1,627	$4,804
Percentage towards General and Administrative Expenses	1.61%	5.01%

Compliance expenses	$200	$491
Percentage towards general and administrative expenses	0.20%	0.51%

Advertisement and promotion expenses	$928	$-
Percentage towards General and Administrative Expenses	0.92%	-

Total primary expenses	$99,126	$92,986
Percentage towards General and Administrative Expenses	97.95%	97.05%

Miscellaneous expenses	$2,076	2,827
Percentage towards General and Administrative Expenses	2.05%	2.95%

Net Loss

For the three months ended June 30, 2020 and 2019, the Company has incurred a net loss of $24,755 and $68,230 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended June 30, 2020, the Company has used $33,978 in operating activities primarily caused by net loss from operating, increase in prepayment and decrease in trade payable, other payable and lease liability contra by depreciation.

For the three months ended June 30, 2019, the Company has used $50,143 in operating activities caused by net loss from operating, increase in trade receivable and prepayment and decrease in lease liability contra by decrease in inventory and increase in trade payable and other payables and depreciation.

Cash Used In investing activities

The Company has invested $701 in investing activity for the acquisition of new kitchen equipment for the three months ended June 30, 2020.

The Company has invested $18,312 in renovation in central kitchen for the three months ended June 30, 2019.

Cash Provided by Financing Activities

For the three months ended June 30, 2020, the Company received $8,304 from financing cash flow primarily consist of advances from director contra by repayment to officer.

For the three months ended June 30, 2019, the Company received $54,815 from financing cash flow primarily consist of advances from director and officer contra by repayment of hire purchase loan and business loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

Contractual Obligations

As of June 30, 2020, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY EMPIRE LIMITED
(Name of Registrant)

Date: August 14, 2020

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

