Form 10-Q
period 2020-09-30
Synergy Empire Ltd
filed 2020-11-10
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of November 10, 2020
Common Stock, $0.0001 par value	900,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2020	As of March 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,512	$87,492
Trade receivables, net	748	721
Prepaid expenses and deposits	30,049	23,743
Inventories	15,672	17,005
TOTAL CURRENT ASSETS	$138,981	$128,961

NON-CURRENT ASSETS
Operating lease right of use asset, net	88,492	144,536
Plant and equipment, net	128,173	135,444
TOTAL ASSETS	$355,646	$408,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,680	$11,427
Accrued expenses and other payables	144,498	143,831
Operating lease liability	22,980	63,419
Bank borrowing	14,699	15,267
Amount due to related parties	281,848	280,180
Amount due to a director	756,272	644,072
TOTAL CURRENT LIABILITIES	$1,229,977	$1,158,196

NON-CURRENT LIABILITIES
Operating lease liability	67,851	82,619
Bank borrowing	34,088	30,453
TOTAL LIABILITIES	$1,331,916	$1,271,268

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 50,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 450,000,000 Issued and outstanding: 900,000 shares as of September 30, 2020 and 900,000 shares as of March 31, 2020 respectively	90	90
Additional paid-in capital	284,093	284,093
Accumulated other comprehensive loss	(34,331)	(2,109)
Accumulated deficit	(1,226,122)	(1,144,401)
TOTAL STOCKHOLDERS’ DEFICIT	$(976,270)	$(862,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,646	$408,941

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
REVENUE	$47,489	$69,760	$139,463	$118,488

COST AND EXPENSES:
Cost of revenue	(17,485)	(19,677)	(41,984)	(40,093)
General and administrative expenses	(91,327)	(120,323)	(192,529)	(216,135)
Total operating costs and expenses	(108,812)	(140,000)	(234,513)	(256,228)
Loss from operations	(61,323)	(70,240)	(95,050)	(137,740)

Other income/(loss), Net	4,357	230	13,329	(500)

Loss before income tax	(56,966)	(70,010)	(81,721)	(138,240)

Income tax expense	-	-	-	-

Net Loss	(56,966)	(70,010)	(81,721)	(138,240)

Foreign currency translation income/ (loss)	(26,670)	20,625	(32,222)	17,378

Comprehensive income (loss)	$(83,636)	$(49,385)	$(113,943)	$(120,862)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.06)	$(0.08)	$(0.09)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	900,000	900,000	900,000	900,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2020	900,000	$90	$284,093	$(1,144,401)	$(2,109)	$(862,327)
Net loss for the period	-	-	-	(24,755)	-	(24,755)
Foreign currency translation loss	-	-	-	-	(5,552)	(5,552)
Balance as of June 30, 2020	900,000	$90	$284,093	$(1,169,156)	$(7,661)	$(892,634)
Net loss for the period	-	-	-	(56,966)	-	(56,966)
Foreign currency translation loss	-	-	-	-	(26,670)	(26,670)
Balance as of September 30, 2020	900,000	$90	$284,093	$(1,226,122)	$(34,331)	$(976,270)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2019	900,000	$90	$284,093	$(928,586)	$(43,298)	$(687,701)
Net loss for the period	-	-	-	(68,230)	-	(68,230)
Foreign currency translation loss	-	-	-	-	(3,247)	(3,247)
Balance as of June 30, 2019	900,000	$90	$284,093	$(996,816)	$(46,545)	$(759,178)
Net loss for the period	-	-	-	(70,010)	-	(70,010)
Foreign currency translation gain	-	-	-	-	20,625	20,625
Balance as of September 30, 2019	900,000	$90	$284,093	$(1,066,826)	(25,920)	(808,563)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTMEBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Six Months Ended, September 30
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,721)	$(138,240)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	50,819	49,571
Disposal of fixed assets	(10,121)	-
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	-	(3,502)
Decrease/(Increase) in inventories	1,981	(5,833)
Decrease/(Increase) in prepaid expenses	(5,279)	(1,428)
Increase/(Decrease) in accounts payable	(2,136)	7,319
Increase/(Decrease) in accrued liabilities	(3,962)	(39,373)
Change in operating lease liability	(36,181)	(35,627)
Net cash flows used in operating activities	$(86,600)	$(167,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,699)	(28,604)
Sale proceed from disposal of plant and equipment	10,121	-
Net cash flows used in investing activities	$8,422	$(28,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to)/advance from related parties	(8,847)	60,103
Advance from directors	88,511	127,645
Principal repayments of hire purchase	-	(2,600)
Principal repayments of bank loan	1,290	(6,297)
Net cash flows provided by financing activities	$80,954	$178,851

Effect of exchange rate changes in cash and cash equivalents	$2,244	$(644)

Net changes in cash and cash equivalents	5,020	(17,510)
Cash and cash equivalents, beginning of year	87,492	63,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$92,512	$45,660

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$2,820	$3,099

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $60,167 if the aforementioned banks fails.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the six months ended September 30
	2020	2019
Period-end MYR : US$1 exchange rate	4.15	4.19
Period-average MYR : US$1 exchange rate	4.25	4.16
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

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

As of September 30, 2020 and 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,226,122 and $1,144,401 as of September 30, 2020 and March 31, 2020, respectively.

For the six months ended September 30, 2020 and 2019, the Company suffered from a net loss of $81,721 and $138,240 respectively.

For the six months ended September 30, 2020 and 2019, the Company recorded operating cash outflows of $86,600 and $167,113 in operating activities respectively.

Furthermore, the Company recorded a negative working capital of $1,090,996 and $1,029,235 as of as of September 30, 2020 and March 31, 2020 respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of September 30, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Rental deposits	$20,770	$20,468
Prepaid expenses	7,968	2,001
Other receivables	1,311	1,274
Total	$30,049	$23,743

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies and salary prepayment.

Other receivables represent payment made on behalf of customers such as lorry rental.

5. INVENTORIES

	As of September 30, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Raw material, at cost	$15,672	$17,005

6. PLANT AND EQUIPMENT

	As of September 30, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Renovation	$160,138	$154,240
Office equipment	1,366	1,316
Kitchen equipment	11,054	8,973
Motor vehicle	11,793	41,500
Total plant and equipment	$184,351	$206,029
Less: Accumulated depreciation	(56,178)	(70,585)
Total plant and equipment	$128,173	$135,444

For the six months ended September 30, 2020, the Company had invested $1,699 into kitchen equipment and disposed $31,294 worth of fully depreciated motor vehicle at cost for a consideration of $10,121 towards the Company.

The depreciation expenses for the three and six months ended September 30, 2020 amounted to $7,045 and $13,876 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of September 30, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Accrued expenses	$50,598	$53,244
Other payables	93,900	90,587
Total	$144,498	$143,831

Accrued expenses consisted of accrued salary, rental, utilities bills, audit fee, while other payables consisted of some third-party loans.

The loan from third-party amounted to $53,695 and $54,060 as of September 30 and March 31, 2020 respectively, is unsecured, non-interest bearing and payable on demand.

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

Amount due to related party, Mr. Law Jia Ming
Balance as of March 31, 2019 (Audited)	$216,911
Advancement from related party	77,487
Foreign currency translation	(14,218)
Balance as of March 31, 2020 (Audited)	$280,180
Repayment to related party	(8,847)
Foreign currency translation	10,515
Balance as of September 30, 2020 (Unaudited)	$281,848

For the six months ended September 30, 2019, Mr. Law Jia Ming had advanced $60,103 to the Company.

For the six months ended September 30, 2020, the Company had repaid $8,847 to Mr. Law Jia Ming.

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

For the six months ended September 30, 2020, Mr. Leong Will Liam has further advance $88,511 to the Company.

As of September 31, 2020, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $756,272. Of which including an amount due to CBA Capital Holdings Sdn. Bhd. amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2019 (Audited)	$474,439
Loan from Director	173,862
Foreign currency translation	(29,051)
Balance as of March 31, 2020 (Audited)	$619,250
Advances from Director	88,511
Foreign currency translation	23,689
Balance as of September 30, 2020 (Unaudited)	$731,450

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

No transaction took place for the year ended March 31, 2020 and six months ended September 30, 2020

Amount due to director, CBA Capital Holdings Sdn. Bhd.

Balance as of March 31, 2020 (Audited)	$24,822

Balance as of September 30, 2020 (Unaudited)	$24,822

10. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $83,972) at annual interest rate of 6.00% accrued in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,473 (approximately $1,585) which is the sole bank borrowing other than hire purchase obtained by the Company while the last repayment is expected on February 5, 2023.

The outstanding balance of business loan as of September 30, 2020 and 2019 can be summarized as follow:

	As of September 30, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Bank borrowing (Current portion)	$14,699	$15,267
Bank borrowing (Non-current portion)	34,088	30,453
Total	$48,787	$45,720

For the six months ended September 30, 2020, the Company repaid $1,319 while incurring additional $2,820 interest in loan deferment.

On April 1, 2020, Standard Chartered Saadiq Berhad announced to provide loan deferment to borrower for a period 6 months in supporting of Malaysia National Bank to ease financial pressure as a result of movement control order promulgated by Malaysia Government to contain the outbreak of COVID-19.

Pursuant to the announcement, no instalment is required, and no penalty will be imposed during the 6 months period however additional non-compounding interest will continue to accrue. As such, the Company has incurred additional interest of $2,820 interest expenses.

For the six months ended September 30, 2019, the Company repaid $6,255 in bank borrowings.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31
2021	$7,146
2022	$15,512
2023	$17,137
2024	$8,992
2025	$-
Total	$48,787

11. LEASE - RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

As of September 30, 2020, the management of the Company decided to terminate all existing tenancy agreements by giving mandatory termination notice, as such discontinuation adjustment were included to the computation of right of use assets and lease liabilities.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$209,249
Less: imputed interest	(25,507)
Initial recognition as of April 1, 2019	$183,742
Additional lease recognizes for the year ended March 31, 2020	31,301
Gross lease as of March 31, 2020	215,043

As of September 30, 2020, operating lease right of use asset as follow:

Gross lease as of March 31, 2020	$215,043
Amortization for the year ended March 31, 2020	(70,507)
Balance as of March 31, 2020 (Audited)	$144,536
Amortization for six months ended September 30, 2020	(36,944)
Adjustment for discontinuation of tenancy	(23,796)
Foreign exchange translation	4,696
Balance as of September 30, 2020	$88,492

As of September 30, 2020, operating lease liability as follow:

Gross lease as of March 31, 2020	$215,043
Less: gross repayment for the year ended March 31, 2020	(79,555)
Add: imputed interest for the year ended March 31, 2020	10,550
Balance as of March 31, 2020 (Audited)	$146,038
Add: imputed interest for the six months ended September 30, 2020	4,288
Less: gross repayment for the six months ended September 30, 2020	(41,152)
Adjustment for discontinuation of tenancy	(23,796)
Foreign exchange translation	5,453
Balance as of September 30, 2020	$90,831
Less: lease liability current portion	(22,980)
Lease liability non-current portion	67,851

For the three and six months ended September 30, 2020, the amortization of the operating lease right of use asset amounted $18,622 and $36,944, respectively.

Maturities of operating lease obligation as follow:

Year ending
March 31, 2021	15,366
March 31, 2022	15,995
March 31, 2023	19,726
March 31, 2024	21,079
March 31, 2025	18,665
Total	$90,831

Other information:

	Six months ended September 30
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$40,390	$41,241
Right-of-use assets obtained in exchange for operating lease liabilities	-	137,701
Remaining lease term for operating lease (years)	4.33	5.33
Weighted average discount rate for operating lease	6.65%	6.65%

The Company has incurred lease expenses amounted to $41,152 for the six months ended September 30, 2020.

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three and six months ended September 30, 2020 and 2019, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three and six months ended September 30, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

13. Income Taxes

The income / (loss) before income taxes of the Company for the six months ended September 30, 2020 and 2019 were comprised of the following:

	For the six months ended September 30
	2020	2019
Tax jurisdictions from:
– Local	$(6,108)	$(3,649)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	(129)	(117)
Malaysia	(75,484)	(134,474)
Loss before income taxes	$(81,721)	$(138,240)

Provision for income taxes consisted of the following:

	As of September 30, 2020	As of March 31, 2020

Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2020, the operations in the United States of America incurred $67,920 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $14,263 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Synergy Empire HK operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. As of September 30, 2020, subsidiary in Hong Kong incurred an aggregate operating loss of $1,441. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $119 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

For the six months ended September 30, 2020 and 2019, Lucky Star F&B Sdn. Bhd. incurred a loss of $75,275 and $100,372 respectively, while SH Desserts Sdn. Bhd. incurred an operating loss of $310 and $34,102 respectively, which can be carried forward for seven years to offset its taxable income.

As of September 30, 2020, the operations in Malaysia generated $1,153,597 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $196,112 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2020 and March 31, 2020:

	As of	As of
	September 30, 2020	March 31, 2020
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	14,263	12,981
– Marshall Islands	-	-
– Hong Kong	119	108
– Malaysia	196,112	183,262
	210,494	196,351
Less: valuation allowance	(210,494)	(196,351)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $210,494 as of September 30, 2020.

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2020.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020 up through the date the Company presented these audited financial statements.

On 14 October, the Klang Valley, where Setapak and Pandan Indah branch operates, was placed under a Conditional Movement Control Order (CMCO) with inter-district movement prohibited until 27 October due to increase in daily COVID-19 infection cases. 96 roadblocks were set up to enforce this movement restriction with only workers with valid passes and authorisation letters being able to travel between districts. While offices, restaurants, and shopping malls remain open, they are subject to stricter health and social distancing rules. The CMCO also affects the Federal Territories of Kuala Lumpur and Putrajaya, which lie within the boundaries of Selangor.

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

As of September 30, 2020, the management of the Company decided to discontinue existing tenancy agreement in consistent with the planning of launching new restaurant concept, of new outlet location, renovation and menu. The Company plan to undertake two new tenancy agreements and commence renovation by 2020. These two new outlets are expected to complete by March 2021. However, at current stage no new tenancy agreement has been concluded.

Results of Operations

For the six months ended September 30, 2020 and 2019, the Company has generated a revenue of $139,463 and $118,488, respectively, with an increment of 17.70% Y-O-Y. Breakdown of revenue as following:

	Three months ended September 30		Six months ended September 30
	2020	2019	2020	2019
Dine-In and Take Away Revenue	$30,316	$40,275	$88,905	$74,142
Percentage towards Total Revenue	63.84%	57.73%	63.75%	62.57%

Delivery Revenue	$17,173	$29,485	$50,558	$44,346
Percentage towards Total Revenue	36.16%	42.27%	36.25%	37.43%

Total Revenue	$47,489	$69,760	$139,463	$118,488

Total Cost of Sales	$(17,484)	$(19,677)	$(41,984)	$(40,093)

Total Gross Profit	$30,005	$50,083	$97,479	$78,395
Gross Profit Margin	63.18%	71.79%	69.90%	66.16%

Revenue for the Three Months ended September 30, 2020

Dine-in and take away revenue decline from $40,275 for the three months ended September 30, 2019 to $30,316 for the three months ended September 30, 2020 for a declination rate of approximately 24.73%. Declination in dine-in revenue primarily due to the relaxation of MCO, which enables nearby residents to travel beyond restricted area for dining.

Delivery revenue decline from $29,485 for the three months ended September 30, 2019 to $17,173 for the three months ended September 30, 2020 for a declination rate of approximately 41.76%. Declination in delivery revenue primarily due to the relaxation of MCO, which significantly reduce the demand for food delivery.

Total revenue declined from $69,760 for the three months ended September 30, 2019 to $47,489 for the three months ended September 30, 2020 for a declination rate of approximately 31.93%.

Revenue for the Six Months ended September 30, 2020

Dine-in and take away increase from $74,142 for the six months ended September 30, 2019 to $88,905 for the six months ended September 30, 2020, for a growth rate of 19.91%, while delivery revenue increase from $44,346 for the six months ended September 30, 2019 to $50,558 for the six months ended September 30, 2020 for a growth rate of 14.01%. Growth are solely contributed by the three months improvement in total revenue for the three months ended June 30, 2020 because of MCO, contra by the decline in the revenue for the three months ended September 30, 2020.

Meanwhile, total revenue increased from $118,488 for the six months ended September 30, 2019 to $139,463 for the six months ended September 30, 2020 for a growth rate of 17.70%. Growth are solely contributed by the three months improvement in total revenue for the three months ended June 30, 2020 contra by the decline in the revenue for the three months ended September 30, 2020.

Gross Profit

The Company gross profit margin has decreased marginally from 71.79% for the three months ended September 30, 2019 to 63.18% for the three months ended September 30, 2020. Management believes that such improvement is due to greater ingredient cost. Meanwhile, gross profit margin increased marginally from 66.16% for the six months ended September 30, 2019 to 69.90% for the six months ended September 30, 2020.

As a result, gross profit for the three months ended September 30, 2019 decreased from $50,083 for the three months ended September 30, 2019 to $30,005 for the six months ended September 30, 2020 for a declination rate of 40.09%, while gross profit for the six months ended September 30, 2019 increased from $78,395 to $97,479 for the six months ended September 30, 2020 for a growth rate of 24.34%.

General and Administrative Expenses

For the six months ended September 30, 2020 and 2019, the Company has incurred a general and administrative expenses of $192,529 and $216,135 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Six months ended September 30
Primary expenses	2020	2019
Salary and salary related expenses	$114,218	$108,826
Percentage towards General and Administrative Expenses	56.35%	50.35%

Lease expenses	$41,152	$42,813
Percentage towards General and Administrative Expenses	20.31%	19.44%

Utility expenses	$17,758	$24,380
Percentage towards General and Administrative Expenses	8.76%	11.28%

Depreciation expenses	$13,876	$13,165
Percentage towards General and Administrative Expenses	6.85%	6.09%

Professional expenses	$5,000	$8,774
Percentage towards General and Administrative Expenses	2.47%	4.06%

Repair and maintenance expenses	$3,469	$9,602
Percentage towards General and Administrative Expenses	1.71%	4.06%

Compliance expenses	$1,415	$2,281
Percentage towards general and administrative expenses	0.70%	1.06%

Advertisement and promotion expenses	$941	$-
Percentage towards General and Administrative Expenses	0.46%	-%

Total primary expenses	$197,829	$209,841
Percentage towards General and Administrative Expenses	97.62%	97.09%

Miscellaneous expenses	$4,821	$6,294
Percentage towards General and Administrative Expenses	2.38%	2.91%

Gain on disposal of motor vehicle	$(10,121)	$-

Total General and Administrative Expenses	$192,529	$216,135

Net Loss

For the six months ended September 30, 2020 and 2019, the Company has incurred a net loss of $81,721 and $138,240 respectively.

Foreign Currency Exposure

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

Liquidity and Capital Resources

Operating Activities Cash Flow

For the six months ended September 30, 2020, the Company has used $86,600 in operating activities primarily caused by net loss from operating, increase in prepayment and decrease in trade payable, other payable, lease liability and reclassification of gain from disposal of fixed assets to investing cashflow contra by depreciation and decrease in inventories.

For the six months ended September 30, 2019, the Company has used $167,113 in operating activities caused by net loss from operating, increase in trade receivable, inventories, prepayment, decrease in accrued liability and lease liability contra by depreciation and increase in account payable.

Investing Activities Cash Flow

The Company has invested $1,699 in investing activity for the acquisition of new kitchen equipment and received $10,212 from disposing fully depreciated motor vehicle, netting a $8,422 net proceed from investing cash flow for the six months ended September 30, 2020.

The Company has invested $28,604 in renovation in central kitchen for the six months ended September 30, 2019.

Financing Activities Cash Flow

For the six months ended September 30, 2020, the Company received $80,954 from financing cash flow primarily consist of advances from director and increase in bank loan due compounding interest charged during MCO contra by repayment to officer.

For the six months ended September 30, 2019, the Company received $178,851 from financing cash flow primarily consist of advances from director and officer contra by repayment of hire purchase loan and business loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2020.

Contractual Obligations

As of September 30, 2020, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2020

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

