Form 10-Q
period 2020-12-31
Synergy Empire Ltd
filed 2021-02-16
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2020

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of February 13, 2021
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2020	As of March 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$637,953	$87,492
Trade receivables, net	773	721
Prepaid expenses and deposits	43,039	23,743
Inventories	8,494	17,005
TOTAL CURRENT ASSETS	$690,259	$128,961

NON-CURRENT ASSETS
Operating lease right of use asset, net	140,406	144,536
Plant and equipment, net	123,762	135,444
TOTAL ASSETS	$954,427	$408,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,366	$11,427
Accrued expenses and other payables	122,943	143,831
Operating lease liability	30,726	63,419
Bank borrowing	15,604	15,267
Amount due to related parties	282,020	280,180
Amount due to a director	938,852	644,072
TOTAL CURRENT LIABILITIES	$1,397,511	$1,158,196

NON-CURRENT LIABILITIES
Operating lease liability	113,198	82,619
Bank borrowing	31,134	30,453
TOTAL LIABILITIES	$1,541,843	$1,271,268

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 50,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 450,000,000 Issued and outstanding: 1,000,000 shares as of December 31, 2020 and 900,000 shares as of March 31, 2020 respectively	100	90
Additional paid-in capital	784,083	284,093
Accumulated other comprehensive loss	(67,192)	(2,109)
Accumulated deficit	(1,304,407)	(1,144,401)
TOTAL STOCKHOLDERS’ DEFICIT	$(587,416)	$(862,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$954,427	$408,941

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
REVENUE	$14,258	$161,064	$153,721	$386,078

COST AND EXPENSES:
Cost of revenue	(12,265)	(100,683)	(54,249)	(247,303)
General and administrative expenses	(119,816)	(107,417)	(312,345)	(323,552)
Total operating costs and expenses	(132,081)	(208,100)	(366,594)	(570,855)
Loss from operations	(117,823)	(47,036)	(212,873)	(184,777)

Other income, Net	39,538	8,256	52,867	7,757

Loss before income tax	(78,285)	(38,780)	(160,006)	(177,020)

Income tax expense	-	-	-	-

Net Loss	(78,285)	(38,780)	(160,006)	(177,020)

Foreign currency translation loss	(32,861)	(18,869)	(65,083)	(1,491)

Comprehensive loss	$(111,146)	$(57,649)	$(225,089)	$(178,511)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)	$(0.04)	$(0.18)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	903,261	900,000	901,091	900,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three and nine months ended December 31, 2020 (Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS DEFICIT
Balance as of April 1, 2020	900,000	$90	$284,093	$(1,144,401)	$(2,109)	$(862,327)
Net loss for the period	-	-	-	(24,755)	-	(24,755)
Foreign currency translation loss	-	-	-	-	(5,552)	(5,552)
Balance as of June 30, 2020	900,000	$90	$284,093	$(1,169,156)	$(7,661)	$(892,634)
Net loss for the period	-	-	-	(56,966)	-	(56,966)
Foreign currency translation loss	-	-	-	-	(26,670)	(26,670)
Balance as of September 30, 2020	900,000	$90	$284,093	$(1,226,122)	$(34,331)	$(976,270)
Issuance of share of common stock	100,000	10	499,990	-	-	500,000
Net loss for the period	-	-	-	(78,285)	-	(78,285)
Foreign currency translation loss	-	-	-	-	(32,861)	(32,861)
Balance as of December 31, 2020	1,000,000	$100	$784,083	(1,304,407)	(67,192)	(587,416)

Three and nine months ended December 31, 2019 (Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS DEFICIT
Balance as of April 1, 2019	900,000	$90	$284,093	$(928,586)	$(43,298)	$(687,701)
Net loss for the period	-	-	-	(68,230)	-	(68,230)
Foreign currency translation loss	-	-	-	-	(3,247)	(3,247)
Balance as of June 30, 2019	900,000	$90	$284,093	$(996,816)	$(46,545)	$(759,178)
Net loss for the period	-	-	-	(70,010)	-	(70,010)
Foreign currency translation gain	-	-	-	-	20,625	20,625
Balance as of September 30, 2019	900,000	$90	$284,093	$(1,066,826)	$(25,920)	$(808,563)
Net loss for the period	-	-	-	(38,780)	-	(38,780)
Foreign currency translation gain	-	-	-	-	(18,869)	(18,869)
Balance as of December 31, 2019	900,000	$90	$284,093	$(1,105,606)	$(44,789)	$(866,212)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended, December 31
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,006)	$(177,020)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	71,599	74,831
Disposal of fixed assets	(8,667)	-
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	-	40,789
Decrease/(Increase) in inventories	9,381	1,776
Decrease/(Increase) in prepaid expenses	(16,859)	(6,775)
Increase/(Decrease) in accounts payable	(4,691)	14,468
Increase/(Decrease) in accrued liabilities	(29,223)	(44,088)
Change in operating lease liability	(48,719)	(53,530)
Net cash flows used in operating activities	$(187,185)	$(149,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,013)	(30,616)
Sale proceed from disposal of property, plant and equipment	10,255	-
Net cash flows used in investing activities	$8,242	$(30,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share of common stock	500,000	-
(Repayment to)/advance from related parties	(17,720)	59,468
Advance from directors	244,789	146,180
Principal repayments of hire purchase	-	(2,603)
Principal repayments of bank loan	(2,202)	(9,606)
Net cash flows provided by financing activities	$724,867	$193,439

Effect of exchange rate changes in cash and cash equivalents	$4,537	$161

Net changes in cash and cash equivalents	550,461	13,435
Cash and cash equivalents, beginning of year	87,492	63,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$637,953	$76,605

SUPPLEMENTAL CASH FLOWS INFORMATION
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$62,890	$-
Income taxes paid	$-	$-
Interest paid	$3,998	$4,489

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

On December 30, 2020, the Company resolved to close the offering pursuant to the registration statement on Form S-1/A, dated February 25, 2020, that had been declared effective by the Securities and Exchange Commission on March 10, 2020. The Offering resulting in 100,000 shares of common stock being sold at $5.00 per share for a total of $500,000. The proceed of $500,000 will become the capital for our expansion, pursuant to the use of proceed stated in the aforementioned Form S-1/A.

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

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Our deposit in Hong Kong is currently deposit in CMB Wing Lung Bank Limited, and there is a Deposit Protection Scheme protects our eligible deposits held with bank in Hong Kong which is members of the Scheme. The scheme will pay us a compensation up to a limit of Hong Kong Dollars (“HKD”) 500,000, approximately $64,516, if CMB Wing Lung Bank fails.

Our deposit in Malaysia is currently deposit in Public Bank Berhad, United Overseas Bank (Malaysia) Bhd and Malayan Banking Berhad. Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, approximately $59,623 if the banks fails.

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

Lease

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the nine months ended December 31
	2020	2019
Period-end MYR : US$1 exchange rate	4.02	4.09
Period-average MYR : US$1 exchange rate	4.19	4.16
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

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

As of December 31, 2020 and 2019, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $1,304,407 and $1,144,401 as of December 31, 2020 and March 31, 2020, respectively.

Furthermore, the Company recorded a negative working capital of $707,252 and $1,029,235 as of December 31, 2020 and March 31, 2020 respectively.

For the nine months ended December 31, 2020 and 2019, the Company suffered from a net loss of $160,006 and $177,020 respectively.

For the nine months ended December 31, 2020 and 2019, the Company recorded operating cash outflows of $187,185 and $149,549 in operating activities respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of December 31, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Rental deposits	$28,789	$20,468
Prepaid expenses	12,896	2,001
Other receivables	1,354	1,274
Total	$43,039	$23,743

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies, rental and kitchen and office equipment.

Other receivables represent payment made on behalf of customers such as lorry rental.

5. INVENTORIES

	As of December 31, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Raw material, at cost	$8,494	$17,005

6. PLANT AND EQUIPMENT

	As of December 31, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Renovation	$164,420	$154,240
Office equipment	-	1,316
Kitchen equipment	11,722	8,973
Motor vehicle	12,182	41,500
Total plant and equipment	$188,324	$206,029
Less: Accumulated depreciation	(64,562)	(70,585)
Total plant and equipment	$123,762	$135,444

For the nine months ended December 31, 2020, the Company had invested $2,013 into kitchen equipment and made written off renovation of approximately $1,001 and office equipment of approximately $1,411 due to closure of restaurant outlets, recorded a loss of $576 and $1,012 respectively.

In addition, the Company also dispose $32,326 worth of fully depreciated motor vehicle at cost for a consideration of $10,255 towards the Company.

The depreciation expenses for the three and nine months ended December 31, 2020 amounted to $7,174 and $21,050 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Accrued expenses	$25,966	$53,244
Other payables	96,977	90,587
Total	$122,943	$143,831

Accrued expenses consisted of accrued salary, rental, utilities bills, audit fee, while other payables consisted of some third-party loans.

The loan from third-party amounted to $57,588 and $54,060 as of December 31 and March 31, 2020 respectively, is unsecured, non-interest bearing and payable on demand.

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

Amount due to related party, Mr. Law Jia Ming
Balance as of March 31, 2019 (Audited)	$216,911
Advancement from related party	77,487
Foreign currency translation	(14,218)
Balance as of March 31, 2020 (Audited)	$280,180
Repayment to related party	(17,720)
Foreign currency translation	19,560
Balance as of December 31, 2020 (Unaudited)	$282,020

For the nine months ended December 31, 2019, Mr. Law Jia Ming had advanced $59,468 to the Company.

For the nine months ended December 31, 2020, the Company had repaid $17,720 to Mr. Law Jia Ming.

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

For the nine months ended December 31, 2020, Mr. Leong Will Liam has further advance $244,789 to the Company.

As of December 31, 2020, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $ 938,852. Of which including an amount due to CBA Capital Holdings Sdn. Bhd. amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2019 (Audited)	$474,439
Loan from Director	173,862
Foreign currency translation	(29,051)
Balance as of March 31, 2020 (Audited)	$619,250
Advances from Director	244,789
Foreign currency translation	49,991
Balance as of December 31, 2020 (Unaudited)	$914,030

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

No transaction took place for the year ended March 31, 2020 and nine months ended December 31, 2020

Amount due to director, CBA Capital Holdings Sdn. Bhd.

Balance as of March 31, 2020 (Audited)	$24,822

Balance as of December 31, 2020 (Unaudited)	$24,822

10. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $85,231) at annual interest rate of 6.00% accrued in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,473 (approximately $1,609) which is the sole bank borrowing other than hire purchase obtained by the Company while the last repayment is expected on February 5, 2023.

The outstanding balance of business loan as of December 31, 2020 and March 31, 2019 can be summarized as follow:

	As of December 31, 2020 (Unaudited)	As of March 31, 2020 (Audited)
Bank borrowing (Current portion)	$15,604	$15,267
Bank borrowing (Non-current portion)	31,134	30,453
Total	$46,738	$45,720

For the nine months ended December 31, 2020, the Company repaid $2,202 while incurring additional $2,455 interest in loan deferment.

On April 1, 2020, Standard Chartered Saadiq Berhad announced to provide loan deferment to borrower for a period 6 months in supporting of Malaysia National Bank to ease financial pressure as a result of movement control order promulgated by Malaysia Government to contain the outbreak of COVID-19.

Pursuant to the announcement, no instalment is required, and no penalty will be imposed during the 6 months period however additional non-compounding interest will continue to accrue. As such, the Company has incurred additional interest of $2,455 interest expenses.

For the nine months ended December 31, 2019, the Company repaid $9,606 in bank borrowings.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31
2021	$3,744
2022	$16,024
2023	$17,702
2024	$9,269
2025	$-
Total	$46,738

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

On July 29, 2020, the Management of the Company decide to terminate two restaurant outlets on Setapak and Pandan Indah, 3-month notice were given to the landlord, effective on August 1, 2020 onwards. As such, both restaurant outlets tenancy agreement expires on October 31, 2020 and no longer carry any operation as of December 31, 2020.

On September 22, 2020, the Management of the Company decide to terminate restaurant outlets on Botanic and C180, 2-month notice were given to the landlord, effective on September 28, 2020 onwards. As such, both restaurant outlets tenancy agreement expired on November 30, 2020 and no longer carried any operation as of December 31, 2020.

On November 15, 2020, the Company enter into a new tenancy agreement with an unrelated third party for a new shop located in C180 through indirect wholly owned subsidiary SH Dessert Sdn Bhd for a tenancy period of two years. SH Dessert Sdn Bhd were given a rent-free grace period of one month from November 15, 2020 to December 14, 2020, upon the expiration of rent-free grace period, the Company shall begin serving rental of MYR 6,000 (approximately $1,492) on monthly basis. The premise is intended to be operated as a new restaurant outlet.

As of December 31, 2020, other than the new tenancy agreements and Central Kitchen, all other tenancy agreements are fully expired, as such discontinuation adjustment were included to the computation of right of use assets and lease liabilities.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right-of-use and lease liabilities as follow:

Gross lease payable	$209,249
Less: imputed interest	(25,507)
Initial recognition as of April 1, 2019	$183,742
Additional lease recognizes for the year ended March 31, 2020	31,301
Gross lease as of March 31, 2020	215,043

As of December 31, 2020, operating lease right of use asset as follow:

Gross lease as of March 31, 2020	$215,043
Amortization for the year ended March 31, 2020	(70,507)
Balance as of March 31, 2020 (Audited)	$144,536
New lease recognized on November 15, 2020	63,062
Amortization for nine months ended December 31, 2020	(50,549)
Adjustment for discontinuation of tenancy	(24,977)
Foreign exchange translation	8,334
Balance as of December 31, 2020	$140,406

As of December 31, 2020, operating lease liability as follow:

Gross lease as of March 31, 2020	$215,043
Less: gross repayment for the year ended March 31, 2020	(79,555)
Add: imputed interest for the year ended March 31, 2020	10,550
Balance as of March 31, 2020 (Audited)	$146,038
New lease recognized on November 15, 2020	63,062
Add: imputed interest for the nine months ended December 31, 2020	6,134
Less: gross repayment for the nine months ended December 31, 2020	(54,853)
Adjustment for discontinuation of tenancy	(24,977)
Foreign exchange translation	8,520
Balance as of December 31, 2020	$143,924
Less: lease liability current portion	(30,726)
Lease liability non-current portion	113,198

For the three and nine months ended December 31, 2020, the amortization of the operating lease right of use asset amounted $17,999 and $50,549, respectively.

Maturities of operating lease obligation as follow:

Year ending
March 31, 2021	7,509
March 31, 2022	31,719
March 31, 2023	36,414
March 31, 2024	38,699
March 31, 2025	29,583
Total	$143,924

Other information:

	Nine months ended December 31
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$56,683	$53,530
Right-of-use assets obtained in exchange for operating lease liabilities	63,062	171,152
Remaining lease term for operating lease (years)	4.50	5.25
Weighted average discount rate for operating lease	6.65%	6.65%

The Company has incurred lease expenses amounted to $56,683 for the nine months ended December 31, 2020.

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three and nine months ended December 31, 2020 and 2019, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three and nine months ended December 31, 2020 and 2019, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

13. Income Taxes

The income / (loss) before income taxes of the Company for the nine months ended December 31, 2020 and 2019 were comprised of the following:

	For the nine months ended December 31
	2020	2019
Tax jurisdictions from:
– Local	$10,930	$(6,321)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(1,142)	(905)
Hong Kong	(613)	(160)
Malaysia	(169,181)	(169,634)
Loss before income taxes	$(160,006)	$(177,020)

Provision for income taxes consisted of the following:

	As of December 31, 2020	As of March 31, 2020

Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2020, the operations in the United States of America incurred $50,882 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $10,685 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Synergy Empire HK operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. As of December 31, 2020, subsidiary in Hong Kong incurred an aggregate operating loss of $1,925. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

For the nine months ended December 31, 2020 and 2019, Lucky Star F&B Sdn. Bhd. incurred a loss of $142,412 and $141,146 respectively, while SH Desserts Sdn. Bhd. incurred an operating loss of $27,932 and $28,104 respectively, which can be carried forward for seven years to offset its taxable income.

As of December 31, 2020, the operations in Malaysia incurred $1,248,356 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $212,221 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2020 and March 31, 2020:

	As of	As of
	December 31, 2020	March 31, 2020
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	10,685	12,981
– Marshall Islands	-	-
– Hong Kong	159	108
– Malaysia	212,221	183,262
	223,065	196,351
Less: valuation allowance	(223,065)	(196,351)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $223,065 as of December 31, 2020.

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

On December 30, 2020, the Company resolved to close the offering pursuant to the registration statement on Form S-1/A, dated February 25, 2020, that had been declared effective by the Securities and Exchange Commission on March 10, 2020. The Offering resulting in 100,000 shares of common stock being sold at $5.00 per share for a total of $500,000.

As of December 31, 2020, there were 1,000,000 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2020.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020 up through the date the Company presented these audited financial statements.

On 11 January 2021, Prime Minister of Malaysia Muhyiddin Yassin announced that Movement Control Order restrictions would be re-introduced to the states of Malacca, Johor, Penang, Selangor, Sabah and the federal territories of Kuala Lumpur (which the Company restaurants are operating within), Putrajaya, and Labuan from January 13, 2021 to January 26, 2021 for a period of two weeks due to increase in daily COVID-19 infection cases. Restriction of Movement Control Order as following:

●	Banning travel between states and districts;
●	Limiting travel 10km away from homes;
●	Stay at home orders;
●	Only allowing two people per household to travel in cars and buy groceries;
●	Banning social gatherings including weddings, seminars, and sports;
●	Eateries and hawker stalls can only provide takeaway services and deliveries;
●	Only five essential economic sectors allowed to operate: manufacturing, construction, services (including supermarkets, banks and health services), trade and distribution and plantations;
●	Outdoor recreational activities limited to people from the same household;
●	Non-essential workers to work from home; and
●	Five person limit at mosques and other places of worship.

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

On July 29, 2020, the Management of the Company decide to terminate two restaurant outlets on Setapak and Pandan Indah, 3-month notice were given to the landlord, effective on August 1, 2020 onwards. As such, both restaurant outlets tenancy agreement expires on October 31, 2020 and no longer carry any operation as of December 31, 2020.

On September 22, 2020, the Management of the Company decide to terminate restaurant outlets on Botanic and C180, 2-month notice were given to the landlord, effective on September 28, 2020 onwards. As such, both restaurant outlets tenancy agreement expires on November 30, 2020 and no longer carry any carry any operation as of December 31, 2020.

On November 15, 2020, the Company enter into a new tenancy agreement with unrelated third party for a new shop located in C180 through indirect wholly owned subsidiary SH Dessert Sdn Bhd for a tenancy period of two years. SH Dessert Sdn Bhd were given a rent-free grace period of one month from November 15, 2020 to December 14, 2020, upon the expiration of rent-free grace period, the Company shall began serving rental of MYR 6,000 (approximately $1,492) on monthly basis. The premise is intended as a new restaurant outlet.

On 11 January 2021, Prime Minister of Malaysia Muhyiddin Yassin announced that Movement Control Order restrictions would be re-introduced to the states of Malacca, Johor, Penang, Selangor, Sabah and the federal territories of Kuala Lumpur (which the Company restaurants are operating within), Putrajaya, and Labuan from January 13, 2021 to January 26, 2021 for a period of two weeks due to increase in daily COVID-19 infection cases. Restriction of Movement Control Order as following:

●	Banning travel between states and districts;
●	Limiting travel 10km away from homes;
●	Stay at home orders;
●	Only allowing two people per household to travel in cars and buy groceries;
●	Banning social gatherings including weddings, seminars, and sports;
●	Eateries and hawker stalls can only provide takeaway services and deliveries;
●	Only five essential economic sectors allowed to operate: manufacturing, construction, services (including supermarkets, banks and health services), trade and distribution and plantations;
●	Outdoor recreational activities limited to people from the same household;
●	Non-essential workers to work from home; and
●	Five person limit at mosques and other places of worship.

As of December 31, 2020, other than the new tenancy agreements and Central Kitchen, all other tenancy agreements are fully expired, as such discontinuation adjustment were included to the computation of right of use assets and lease liabilities.

Results of Operations

For the nine months ended December 31, 2020 and 2019, the Company has generated a revenue of $153,721 and $386,078, respectively, decrease of 60.18% Y-O-Y. Breakdown of revenue as following:

	Three months ended December 31		Nine months ended December 31
	2020	2019	2020	2019
Dine-In and Take Away Revenue	$8,667	$144,109	$96,901	$325,987
Percentage towards Total Revenue	60.79%	89.47%	63.04%	84.44%

Delivery Revenue	$5,591	$16,955	$56,820	$60,091
Percentage towards Total Revenue	39.21%	10.53%	36.96%	15.56%

Total Revenue	$14,258	$161,064	$153,721	$386,078

Total Cost of Sales	$(12,265)	$(100,683)	$(54,249)	$(247,303)

Total Gross Profit	$1,993	$60,381	$99,472	$138,775
Gross Profit Margin	13.98%	37.49%	64.71%	35.94%

Revenue for the Three Months ended December 31, 2020

Dine-in and take away revenue decreased from $144,109 for the three months ended December 31, 2019 to $8,667 for the three months ended December 31, 2020 for a declination rate of approximately 93.99%.

Delivery revenue decreased from $16,955 for the three months ended December 31, 2019 to $5,591 for the three months ended December 31, 2020 for a declination rate of approximately 67.02%.

Total revenue decreased from $161,064 for the three months ended December 31, 2019 to $14,258 for the three months ended December 31, 2020 for a declination rate of approximately 91.14%. Declination in revenue primarily due to the closure of our restaurant outlets during the 3 months period ended December 31, 2020.

Revenue for the Nine Months ended December 31, 2020

Dine-in and take away decreased from $325,987 for the nine months ended December 31, 2019 to $96,901 for the nine months ended December 31, 2020, for a declination rate of 70.27%.

Delivery revenue decreased from $60,091 for the nine months ended December 31, 2019 to $56,820 for the nine months ended December 31, 2020 for a declination rate of 5.44%.

Total revenue decreased from $386,078 for the nine months ended December 31, 2019 to $153,721 for the nine months ended December 31, 2020 for a declination rate of 60.18%. Declination in revenue primarily due to the closure of our restaurant outlets during the 3 months period ended December 31, 2020.

Gross Profit

The Company gross profit decreased from $60,381 for the three months ended December 31, 2019 to $1,993 for the three months ended December 31, 2020 for a declination rate of 96.70%, while gross profit for the nine months ended December 31, 2019 decreased from $138,775 to $99,472 for the nine months ended December 31, 2020 for a declination rate of 28.32%.

General and Administrative Expenses

For the nine months ended December 31, 2020 and 2019, the Company has incurred a general and administrative expenses of $312,345 and $323,552, respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Nine months ended December 31
Primary expenses	2020	2019
Salary and salary related expenses	$168,688	$165,422
Percentage towards General and Administrative Expenses	54.01%	51,13%

Lease expenses	$56,683	$63,859
Percentage towards General and Administrative Expenses	18.15%	19.74%

Utility expenses	$25,273	$34,486
Percentage towards General and Administrative Expenses	8.09%	10.66%

Depreciation expenses	$21,050	$20,132
Percentage towards General and Administrative Expenses	6.74%	6.22%

Professional expenses	$13,963	$13,163
Percentage towards General and Administrative Expenses	4.47%	4.07%

Repair and maintenance expenses	$4,709	$14,427
Percentage towards General and Administrative Expenses	1.51%	4.46%

Compliance expenses	$4,096	$3,761
Percentage towards general and administrative expenses	1.31%	1.16%

Advertisement and promotion expenses	$954	$-
Percentage towards General and Administrative Expenses	0.31%	-%

Total primary expenses	$295,416	$315,250
Percentage towards General and Administrative Expenses	95.06%	97.43%

Miscellaneous expenses	$16,929	$8,302
Percentage towards General and Administrative Expenses	5.42%	2.57%

Total General and Administrative Expenses	$312,345	$323,552

Net Loss

For the nine months ended December 31, 2020 and 2019, the Company has incurred a net loss of $160,006 and $177,020 respectively.

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

Liquidity and Capital Resources

Operating Activities Cash Flow

For the nine months ended December 31, 2020, the Company has used $187,185 in operating activities primarily caused by net loss from operating, loss on disposal of fixed assets, increase in prepayment and decrease in trade payable and other payable and change in operating lease liability contra by depreciation, decrease in inventories.

For the nine months ended December 31, 2019, the Company has used $149,549 in operating activities primarily caused by net loss from operating, increase in prepayment, accrued liability and lease liability contra by depreciation, decrease in trade receivable, inventories increase in account payable.

Investing Activities Cash Flow

The Company has invested $2,013 for the acquisition of new kitchen equipment and received $10,255 from disposing fully depreciated motor vehicle, netting a $8,242 net proceed from investing cash flow for the nine months ended December 31, 2020.

The Company has invested $30,616 in renovation in central kitchen for the nine months ended December 31, 2019.

Financing Activities Cash Flow

For the nine months ended December 31, 2020, the Company received $724,867 from financing cash flow primarily consist of advances from director and issuance of shares of common stock pursuant to our public offering contra by repayment of bank loan and advancement to related party.

For the nine months ended December 31, 2019, the Company received $193,439 from financing cash flow primarily consist of advances from director and officer contra by repayment of hire purchase loan and business loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2020.

Contractual Obligations

On November 15, 2020, the Company enter into a new tenancy agreement with an unrelated third party for a new shop located in C180 through indirect wholly owned subsidiary SH Dessert Sdn Bhd for a tenancy period of two years. SH Dessert Sdn Bhd were given a rent-free grace period of one month from November 15, 2020 to December 14, 2020, upon the expiration of rent-free grace period, the Company shall began serving rental of MYR6,000 (approximately $1,492) on monthly basis. The premise is intended to be operated as a new restaurant outlet.

As of December 31, 2020, the Company has no other contractual obligations involved other than aforementioned tenancy agreement.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 16, 2021

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

