Form 10-K
period 2021-03-31
Synergy Empire Ltd
filed 2021-06-29
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2021

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2021
Common Stock, $0.0001 par value	1,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

SYNERGY EMPIRE LIMITED

FORM 10-K

For the Fiscal Year Ended March 31, 2021

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “Synergy Empire” are references to Synergy Empire Limited, a Nevada corporation.

●	SEHL refers to Synergy Empire Holding Limited, a Marshall Island company which is the direct subsidiary of the Company.

●	SEHK refers to Synergy Empire Limited, a Hong Kong company which is a direct subsidiary of the SEHL.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On December 31, 2018, SEHL acquired 100% of the equity interests of SEHK from our director, Leong Will Liam, in consideration of HK$1 (Equivalent to about $0.13).

On January 16, 2019, We, “Synergy Empire Limited”, acquired 100% of the equity interests of Synergy Empire Holding Limited, a company incorporated in republic of the Marshall Islands (“SEHL”), from our director, Mr. Leong Will Liam, in consideration of $1. SEHL owns 100% of Synergy Empire Limited, a company incorporated in Hong Kong (“SEHK”).

On February 21, 2019, SEHK acquired 100% of the equity interests of Lucky Star F&B Sdn. Bhd., (“Lucky Star”), a company incorporated in Malaysia on February 9, 2010, from CBA Capital Holdings Sdn Bhd., a Company owned and controlled by our Director, Mr. Leong Will Liam.

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

On December 30, 2020, the Company resolved to close the public offering pursuant to Form S-1, resulting in 100,000 shares of common stock being sold at $5.00 per share for a total of $500,000. The proceed of $500,000 went directly to the Company and shall be utilized pursuant to the use of proceed stated in the Form S-1.

On February 26, 2021, the Company transferred the entire shareholding of Lucky Star F&B Sdn Bhd from SEHK to SEHL due to a corporate restricting reason.

On March 31, 2021, the Company dispose SEHK to Mr. Leong Will Liam, our director, at Hong Kong Dollar One (“HKD1”), equivalent to $0.13. The disposal was because of uncertain Hong Kong political and economic environment.

Synergy Empire Limited operates entirely through its wholly owned subsidiary of which involving production and sale of food products and sold our products through two restaurants that we operate in Malaysia.

The following chart shows the Group structure:

The Company’s executive office is located at No. 19 Jalan 12/118B, Desa Tun Razak, Kuala Lumpur, Malaysia, 56100.

Overview

We are engaging in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut”. The Company originally through indirect subsidiary SH Dessert Sdn Bhd operates two restaurant outlets and one central kitchen in Malaysia.

On July 29, 2020, the Company decided to terminate two restaurant outlets in Setapak and Pandan Indah, 3-month notices were given to both landlords, effective on August 1, 2020 onwards. As such, both restaurant outlets tenancy agreement expired on October 31, 2020 and no longer carried any operation as of March 31, 2021.

On September 22, 2020, the Company decided to terminate restaurant outlets on Botanic and C180, 2-month notices were given to both landlords, effective on September 28, 2020 onwards. As such, both restaurant outlets tenancy agreement expired on November 30, 2020 and no longer carried any operation as of March 31, 2021.

On November 15, 2020, the Company entered into a new tenancy agreement with unrelated third party for a new shop located in C180, Cheras through indirect wholly owned subsidiary SH Dessert Sdn Bhd for a tenancy period of two years. SH Dessert Sdn Bhd were given a rent-free grace period of one month from November 15, 2020 to December 14, 2020, upon the expiration of rent-free grace period, the Company pays a rental of MYR 6,000 (approximately $1,441) on monthly basis. As of March 31, 2021, renovation was completed and the branch was in operation.

On December 1, 2020, the Company entered into another tenancy agreement with unrelated third party for a new shop located in Sri Petaling, through SH Dessert Sdn Bhd for a tenancy period of three years commencing on February 1, 2021 at a monthly rental of MYR 15,000 (approximately $3,602), expiring on January 31, 2024, with option to extend for another two years expiring on January 31, 2026 with a maximum increment of not more than 15%. As of the date of this report, renovation was completed and the branch was in operation.

our new outlet in C180, Cheras

Our new outlet in Sri Petaling

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

Since 2013, we have grown into a dessert manufacturer and dessert chain under our brand name of “Sweet Hut” in Malaysia. By the end of 2020, the Company decided to shut down all four restaurants operation and re-establish two new restaurants under new concept to strengthen the Company business branding and promoting, together with the launching of menu.

CAKE IN D HOUSE

C01. OPERA	12.90
C02. CHOCOLATE FUDGE CAKE	12.90
C03. RED VELVET	12.90
C04. CHOCOLATE BANANA	12.90
C05. VANILLA MILLE	12.90
C06. ORIGINAL CHEESE CAKE	12.90
C07. BLUEBERRY CHEESE CAKE	12.90

SNACKS

S01. FRENCH FRIES	8.90
S02. HOMEMADE SPAM STICKS	12.90
S03. SPICY WEDGES	9.90
S04. CHICKEN LUNCHEON MEAT SANDWICH	12.90

SWEETHUT

SWEET HUT

EST. 2010

DESSERT

SIGNATURE

D01. ORANGE TAMARIND PUDDING	6.90
D02. STARLIGHT PEA SOUP	13.90
D03. SAGO NANGKA COMPOTE	10.90
D04. MANGO COCO	13.90

COLD SERIES

D05. PU'ER TEA KAKIGORI	15.90
D06. MATCHA KAKIGORI	18.90
D07. RED DATE AZUKI KAKIGORI	10.90
D08. APRICOT KAKIGORI	15.90

HOT SERIES

D09. PEANUT SOUP	6.90
D10. SESAME SOUP	6.90
D11. BROWN SUGAR	6.90
D12. GINGER SOUP	12.90

ADD ON ITEMS

* SESAME GLUTINOUS BALL	3.90
* TARO	4.90

TOAST/WAFFLE/ SOUFFLE

D13. MIXED FRUIT	24.90
D14. SALTED CARAMEL BANANA	22.90

PLEASE PICK YOUR BASE

SWEETHUT

our new menu design (All prices are shown in Malaysia Ringgit)

We currently operates one centralized kitchen and two restaurants located in Malaysia. We manufacture and process our own dessert and food in our centralized kitchen with standard procedures and recipes, in order to ensure the food quality and safety for distribution. Our suppliers, including raw material, ingredient, packaging material suppliers, are located in Malaysia. We currently have 22 suppliers for raw materials and food ingredient and 3 suppliers for packaging materials. We do not currently have a principal supplier. Currently, we do not have any agreement with any of our suppliers. To the best of our knowledge, all of our material suppliers are independent third parties and none of our suppliers are controlled by employees of the Company.

8

甜心
甜品專賣店
sweet hut
Be captivated by the
and full flavours of our
saccharine desserts!
肯定令您着迷的甜品系列！
MADE WITH
LOVE
精心研發
www.sweethuts.com

one of our refrigerator trucks

Most of our centralized prepared dessert and food will be distributed to our restaurants through our logistic team delivery, via refrigerated trucks. Restaurant is owned and operated by the Company with an internal operational manual in order to comply with all laws applicable to operating a restaurant in Malaysia, which includes, but is not strictly limited to, the Food Act 1983, Food Regulations 1985 and Food Hygiene Regulations 2009.

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

The Company has observed an increasingly competitive environment in the food and beverage industry due to the low barriers to entry and shift in the paradigm of consumer behaviour and preference which the Company believes it is crucial to implement strategic rebranding and marketing activities to cope with industry and consumer demand. For this purpose, in 2020, the Company has closed all of its four restaurants and re-establish two new outlets locating in C180, Cheras and Sri Petaling and engaged branding firm, to advise on our marketing approach including our brand new renovation outlook, dishes and menu with the funding from our public offering.

some of our new dishes

We strongly believe to excel in food and beverage industry, it is crucial to maintain the quality of food served to our customers, regardless of whether that is through food delivery or dine in. To grow our business and build brand awareness it is crucial to improve the Company’s exposure in terms of availability to different locations throughout different towns. Currently, the Company’s potential market is limited to the two towns in which our restaurant is located. Even with the availability of online food delivery platforms, we believe we are unable to attract customers located more than 20 kilometers away from our individual restaurants, which limits to our growth.

Marketing

The Company, through our subsidiary SH Dessert Sdn Bhd has been cooperating with online food delivery companies to have our desserts displayed on their platforms in order to promote that our desserts may be delivered by their companies, such as Foodpanda and Grabfood.

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

We also anticipate acquiring new equipment for the central kitchen, such as a new refrigerator, truck, and cooking equipment. This will enhance the stability of the central kitchen output, efficiency of the production lines, logistics and inventory storage. However, such acquisition will depend on the expected demand of our food.

We also intend to further expand our current restaurant network by opening two additional restaurants in strategic shopping malls and the central business district of Kuala Lumpur, Malaysia, to enlarge our market share and increase geographic coverage by the end of this upcoming fiscal year. Furthermore, we believe that hiring ten to fifteen employees will be sufficient to support our future operations, specifically Malay ethnic to comply with JAKIM requirements. However, we have yet to conclude the area we intended to venture into as we remain cautious on the decisions to be made. Furthermore, we intend to allocate funds to continue develop new dishes for boost our revenue.

Employees

As of date of this report, we have twenty-six full-time employees.

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

The following table outline the address of our two restaurants and central kitchen that we operate out of, the beginning and end date of the respective lease agreement for each location, the monthly lease payment to be paid for each location, and the party that entered into each lease agreement, as the lessee, for each location. All parties listed under “Tenant” are either subsidiaries of the Company or a related party of the Company.

Tenant	Address	Commencement Date	Expiry Date	Monthly Lease Payment (Value in Malaysian Ringgit (“MYR”))
Lucky Star F&B Sdn Bhd	No.19, Jalan 12/118B, Desa Tun Razak, 56100 Kuala Lumpur, Malaysia.	February 1, 2019	January 31, 2022	*6,900.00
SH Desserts Sdn Bhd	No. 125-G, Jalan Dataran Cheras 8, Dataran Perniagaan Cheras, Balakong, 43200, Selangor, Malaysia.	November 15, 2020	November 14, 2022	**6,000.00
SH Dessert Sdn Bhd	No. 65, Jalan Radin Tengah, Bandar Baru Sri Petaling, 57000, Kuala Lumpur, Malaysia.	February 1, 2021	January 31, 2024	***15,000.00

The exchange rate of US$1 to MYR is around MYR4.16.

*This tenancy agreement contained a renewal clause for the period from February 1, 2022 to January 31, 2025 with monthly rental of MYR7,950.

** This tenancy agreement contained a renewal clause for the period from November 15, 2022 to November 14, 2024.

*** This tenancy agreement contained a renewal clause for the period from February 1, 2024 to January 31, 2026 with monthly rental of not exceeding MYR16,500.

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

We have issued 1,000,000 common shares and no preferred shares since October 17, 2018. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Share Holders

As of March 31, 2021, the Company had 1,000,000 shares of our Common Stock par value, $0.0001 issued and outstanding which owned by 53 shareholders.

Transfer Agent and Registrar

The Company has appointed Globex Transfer, LLC as transfer agent, with address 780 Deltona Blvd., Suite 202 Deltona, FL 32725 and can be reached at (813) 344-4490.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2021.

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

Overview

We share the same business plan as that of our subsidiaries. We are engaged in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut.” We have two dessert restaurants chains and one central kitchen.

Results of Operations

Revenue

For the year ended March 31, 2021 and 2020, the Company has generated a revenue of $161,132 and $340,406. This is a decrease of 52.66%. The breakdown of revenue is as following:

	Year ended March 31
	2021	2020
Dine-In Revenue	$103,404	$262,975
Percentage towards Total Revenue	64.17%	77.25%

Delivery Revenue	$57,728	$77,431
Percentage towards Total Revenue	35.83%	22.75%

Total Revenue	$161,132	$340,406

Total Cost of Sales	$57,655	$101,771

Total Gross Profit	$103,477	$238,635
Gross Profit Margin	64.22%	70.10%

Dine-in revenue declined from $262,975 for the year ended March 31, 2020 to $103,404 for the year ended March 31, 2021 for a decline rate of approximately 60.43%. The decline in dine-in revenue primarily due to recurrent movement control order imposed in Malaysia and the closure of our restaurants for subsequent rebranding purpose.

Delivery revenue declined from $77,431 for the year ended March 31, 2020 to $57,728 for the year ended March 31, 2021 for a decline rate of approximately 25.45%. The decline in delivery primarily due to closure of our restaurants for subsequent rebranding purpose.

Gross Profit

The Company gross profit margin has decline slightly from 70.10% for the year ended March 31, 2020 to 64.22% for the year ended March 31, 2021. As a combination of declining revenue and profit margin, the Company gross profit has declined from $238,635 for the year ended March 31, 2020 to $103,477 for the year ended March 31, 2021, approximately a decline of 56.64%.

General and Administrative Expenses

For the year ended March 31, 2021 and 2020, the Company incurred a general and administrative expenses of $492,433 and $460,802 respectively. This primarily consisted of salary, lease expenses, utilities, depreciation, professional fees, repair and maintenance, compliance expenses and advertising and promotion expenses.

	Year ended March 31
Primary expenses	2021	2020
Salary and salary related expenses	$219,303	$230,272
Percentage towards general and administrative expenses	44.68%	49.97%

Lease and rent expenses	$73,865	$86,064
Percentage towards general and administrative expenses	15.05%	18.68%

Utility expenses	$29,738	$49,252
Percentage towards general and administrative expenses	6.06%	10.69%

Professional expenses	$83,599	$35,263
Percentage towards general and administrative expenses	17.03%	7.65%

Depreciation expenses	$34,181	$27,089
Percentage towards general and administrative expenses	6.96%	5.88%

Repair and maintenance expenses	$8,661	$16,952
Percentage towards general and administrative expenses	1.76%	3.68%

Compliance expenses	$6,763	$4,962
Percentage towards general and administrative expenses	1.38%	1.08%

Advertising and promotion expenses	$1,616	$-
Percentage towards general and administrative expenses	0.33%	-

Total primary expenses	$457,726	$449,854
Percentage towards general and administrative expenses	93.25%	97.62%

Miscellaneous expenses	$33,108	$10,948
Percentage towards general and administrative expenses	6.75%	2.38%

Net Loss

For the year ended March 31, 2021 and 2020, the Company incurred a net loss of $11,862 and $215,815 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalent has increased by $257,669, from $87,492 as of March 31, 2020 to $345,161 as of March 31, 2021 The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended March 31, 2021, the Company used $251,610 in operating activities primarily from net loss from operation, gain from disposal of fixed assets, increase in prepaid expenses, decrease in account payable, repayment of lease liability and loan waiver from amount due to related parties, contra by depreciation and amortization and decrease in inventory and increase in accrued liability.

For the year ended March 31, 2020, the Company used $176,778 in operating activities primarily caused by net loss from operation, increase in accounts receivables, decrease in accrued liabilities and leased liabilities contra by depreciation and amortization and increase in account payable.

Cash Used In Investing activities

For the year ended March 31, 2021, the Company spent $211,663 in investing activity, primarily in investment in plant, equipment and renovation together with proceed from disposal of plant and equipment.

For the year ended March 31, 2020, the Company used $32,322 in renovations for both central kitchen and restaurants respectively.

Cash Provided by Financing Activities

For the year ended March 31, 2021, the Company had net proceed from financing activity $719,633 primarily from initial public offering and advance from director contra with bank loan repayment.

For the year ended March 31, 2020, the Company had net proceeds from financing cash flow of $235,943, primarily from loan and advances from director and officer contra by repayment of business loan and hire purchase.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2021 and March 31, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2021.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

NAME	AGE	POSITION
Law Jia Ming	33	Chief Executive Officer, Chief Financial Officer
Leong Will Liam	43	Director, President, Secretary and Treasurer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended March 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Law Jia Ming, Chief Executive Officer,	2021	14,407	-	-	-	-	-	-	$14,407
Chief Financial Officer	2020	14,389	-	-	-	-	-	-	$14,389
Leong Will Liam,	2021	-	-	-	-	-	-	-	$-
Director	2020	-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2021, the Company has 1,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

SEHL owns 100% of Synergy Empire Limited, a company incorporated in Hong Kong (“SEHK”).

On December 31, 2018, SEHL acquired 100% of the equity interests of SEHK from our director, Leong Will Liam, in consideration of HK$1 (Equivalent to about $0.13).

On February 21, 2019, SEHK acquired 100% of the equity interests of Lucky Star F&B Sdn. Bhd., (“Lucky Star”), a company incorporated in Malaysia on February 9, 2010, from CBA Capital Holdings Sdn Bhd., a Company owned and controlled by our Director, Mr. Leong Will Liam.

Lucky Star is the owner of 100% of the equity interests of SH Dessert Sdn. Bhd. (“SH Dessert”), a company incorporated in Malaysia on February 19, 2016.

As of March 31, 2019, the Company has an outstanding loan payable to our CEO, Mr. Law Jia Ming, in the amount of $216,911. For the year ended March 31, 2020, Mr. Law Jia Ming has advanced the Company an additional $77,487 to be used for working capital. The Company has a total outstanding loan payable to our CEO, in the amount of $280,180, the difference is caused by foreign currency translation for accounting purpose. For the year ended March 31, 2021, our CEO and CFO, Mr. Law Jia Ming decided to waive all outstanding loan payable.

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

On February 26, 2021, Synergy Empire Marshall acquire 100% of Lucky Star F&B Sdn. Bhd. from Synergy Empire HK at a consideration of MYR 100,000, equivalent to HK$ 192,370 or US$ 24,822. Consideration has yet to settle between Synergy Empire Marshall and Synergy Empire HK, give rise to a receivable asset for Synergy Empire HK and a payable liability for Synergy Empire Marshall. On March 31, 2021, Mr. Leong Will Liang acquire Synergy Empire HK for HK$1, in exchange deficit book value of HK$19,918.

For the year ended March 31, 2021, Mr. Leong Will Liam has further advanced $225,817 to the Company for working capital purpose. As of March 31, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amount $869,658 and an outstanding loan payable to Synergy Empire HK amount $ 24,822, totaled $894,480.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended March 31, 2021 and 2020. We have engaged Total Asia Associates as our principal accountant since March 31, 2018.

ACCOUNTING FEES AND SERVICES	2021	2020

Audit fees	$24,000	$21,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$24,000	$21,000

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Synergy Empire Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer* and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergy Empire Limited
(Name of Registrant)

Date: June 29, 2021	By:	/s/ Law Jia Ming
	Title:	(Principal Executive Officer and Principal Accounting Officer)

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Synergy Empire Limited

No. 19 Jalan 12/118B

Desa Tun Razak, 56100

Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy Empire Limited (the ‘Company’) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of March 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended March 31, 2021 the Company has net capital and working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ TOTAL ASIA ASSOCIATE PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.
Kuala Lumpur, Malaysia

June 29, 2021

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2021	As of March 31, 2020
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,161	$87,492
Trade receivables, net	739	721
Prepaid expenses, deposits and other receivables	26,387	23,743
Inventories	11,482	17,005
TOTAL CURRENT ASSETS	$383,769	$128,961

NON-CURRENT ASSETS
Operating lease right of use asset, net	308,918	144,536
Plant and equipment, net	328,245	135,444
TOTAL ASSETS	$1,020,932	$408,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,857	$11,427
Accrued expenses and other payables	170,449	143,831
Operating lease liability	63,493	63,419
Bank borrowing	15,559	15,267
Amount due to related parties	-	280,180
Amount due to a director	894,480	644,072
TOTAL CURRENT LIABILITIES	$1,152,838	$1,158,196

NON-CURRENT LIABILITIES
Operating lease liability	249,142	82,619
Bank borrowing	25,836	30,453
TOTAL LIABILITIES	$1,427,816	$1,271,268

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 50,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 450,000,000 Issued and outstanding: 1,000,000 shares as of March 31, 2021 and 900,000 shares as of March 31, 2020 respectively	100	90
Additional paid-in capital	784,083	284,093
Accumulated other comprehensive loss	(34,804)	(2,109)
Accumulated deficit	(1,156,263)	(1,144,401)
TOTAL STOCKHOLDERS’ DEFICIT	$(406,884)	$(862,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,020,932	$408,941

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, March 31
	2021	2020
	(Audited)	(Audited)
REVENUE	$161,132	$340,406
COST AND EXPENSES:
Cost of revenue	(57,655)	(101,771)
General and administrative expenses	(492,433)	(460,802)
Total operating costs and expenses	(550,088)	(562,573)
Loss from operations	(388,956)	(222,167)

Other income, net	377,094	6,352

Loss before income tax	(11,862)	(215,815)

Income tax expense	-	-

Net loss	(11,862)	(215,815)

Foreign currency translation (loss)/income	(32,695)	41,190

Total comprehensive loss	$(44,557)	$(174,625)

Net loss per share, basic and diluted	$(0.01)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	925,479	900,000

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of March 31, 2019	900,000	$90	$284,093	$(43,299)	$(928,586)	$(687,702)
Net loss for the year 2019	-	-	-	-	(215,815)	(215,815)
Foreign currency translation	-	-	-	41,190	-	41,190
Balance as of March 31, 2020	900,000	$90	$284,093	$(2,109)	$(1,144,401)	$(862,327)
Share issuance	100,000	10	499,990	-	-	500,000
Net loss for the year 2020	-	-	-	-	(11,862)	(11,862)
Foreign currency translation	-	-	-	(32,695)	-	(32,695)
Balance as of March 31, 2021	1,000,000	$100	$784,083	$(34,804)	$(1,156,263)	$(406,884)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended March 31,
	2021	2020
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,862)	$(215,815)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	97,839	100,032
Gain on disposal of fixed assets	(8,726)	-
Loan waiver from amount due to related parties	(290,231)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	12	44,123
Decrease in inventories	6,236	470
Increase in prepaid expenses, deposits and other receivables	(1,653)	(1,419)
(Decrease)/Increase in accounts payable	(3,026)	4,757
Increase/(Decrease) in accrued expenses and other payables	21,319	(37,537)
Repayment of lease liability	(61,518)	(71,389)
Net cash flows used in operating activities	(251,610)	(176,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(221,988)	(32,322)
Proceed from disposal of plant and equipment	10,325	-
Net cash flows used in investing activities	(211,663)	(32,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share	500,000	-
Advance from related parties	-	77,487
Advance from directors	225,817	173,682
Principal repayments of hire purchase	-	(2,595)
Principal repayments of bank loan	(6,184)	(12,811)
Net cash flows provided by financing activities	719,633	235,943

Effect of exchange rate changes in cash and cash equivalents	1,309	(2,521)

Net changes in cash and cash equivalents	257,669	24,322
Cash and cash equivalents, beginning of year	87,492	63,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$345,161	$87,492

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$4,741	$5,880

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

On February 26, 2021, Synergy Empire Marshall acquired 100% of Lucky Star F&B Sdn. Bhd from Synergy Empire HK. Subsequently on March 31, 2021, Mr. Leong Will Liam acquired 100% of Synergy Empire HK, as such Synergy Empire HK is no longer a subsidiary of the Company.

Mr. Leong Will Liam is the common director and major shareholder of the Company, Synergy Empire Marshall, Synergy Empire HK, Lucky Star and SH Dessert.

The Company, through its wholly owned subsidiaries, produce and distribute high quality dessert through Lucky Star and operate two restaurants through SH Dessert. Details of the Company’s subsidiaries:

No.	Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Synergy Empire Holding Limited	Marshall Islands, October 22, 2018	1 Share of Ordinary Share, US$1 each	Investment Holding

2	Lucky Star F&B Sdn. Bhd.	Malaysia, February 9, 2010	100,000 Share of Ordinary Share, MYR1 each	Dessert Producer and Distributor

3	SH Dessert Sdn. Bhd.	Malaysia, February 19, 2016	100 Share of Ordinary Share, MYR1 each	Restaurant Operator

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $60,349, if the aforementioned banks fails.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary maintains its books and record in Malaysian Ringgits (“MYR”) and United States Dollars (“US$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the year ended March 31
	2021	2020
Period-end MYR : US$1 exchange rate	4.14	4.31
Period-average MYR : US$1 exchange rate	4.16	4.17
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

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

As of March 31, 2021, and 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As required by the standard, the Company adopted the provisions of the new standard effective April 1, 2019, using the required modified retrospective approach. The adoption do not have a material impact on our financial statements.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,156,263 and $1,144,401 as of March 31, 2021 and March 31, 2020 respectively. For the years ended March 31, 2021 and 2020, the Company suffered from a net loss of $11,862 and $215,815 respectively. Furthermore, the Company recorded a negative working capital of $769,069 and $1,029,235 as of March 31, 2021 and 2020 respectively.

The Company’s cash position is not significant to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its major shareholder.

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

4. OTHER INCOME

For the year ended March 31, 2021
Realized foreign exchange gain from Initial Public Offering proceed	$12,709
Disposal gain on Synergy Empire HK	2,570
Government transfer payment pertaining to COVID-19 subsidy	21,789
Loan forgiven – Amount due to related party	272,390
Loan forgiven – Amount due to other creditor	55,621
Rental rebate due to COVID-19	6,318
Disposal gain on motor vehicle	10,325
Interest income	113
Interest expenses	(4,742)
Total	$377,094

5. PREPAID EXPENSES, DEPOSITS & OTHER RECEIVABLES

	As of March 31
	2021	2020
Rental deposits	$23,951	$20,468
Prepaid expenses	1,017	2,001
Other receivables	1,419	1,274
Total	$26,387	$23,743

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies.

Other receivables represent payment made on behalf of customers such as lorry rental and outstanding payment due from delivery platform.

6. INVENTORIES

	As of March 31
	2021	2020
Raw material, at cost	$11,482	$17,005

7. PLANT AND EQUIPMENT

	As of March 31
	2021	2020
Renovation	$354,963	$154,240
Office equipment	21,741	1,316
Kitchen equipment	15,457	8,973
Motor vehicle	11,828	41,500
Total plant and equipment	$403,989	$206,029
Less: Accumulated depreciation	(75,744)	(70,585)
Total plant and equipment	$328,245	$135,444

For the year ended March 31, 2021, the Company has invested $6,112 in kitchen equipment, $195,314 in renovations and $21,741 in office equipment respectively.

For the year ended March 31, 2021, the Company has disposed $31,389 in motor vehicle, $972 in renovations and $1,370 in office equipment.

Depreciation expenses for the years ended March 31, 2021 and 2020 amounted to $34,362 and $27,089 respectively.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31
	2021	2020
Accrued expenses	$35,066	$53,244
Other payables	135,383	90,587
Total	$170,449	$143,831

Accrued expenses for the years ended March 31, 2021 and 2020 consist of accrued salary, rental, utilities bills, audit fee.

Other payable for the years ended March 31, 2021 and 2020 consist of outstanding marketing expenses and renovation payment and loan from third party.

The loan from third-party amounted to $53,973 as of March 31, 2020, are unsecured, non-interest bearing and payable on demand. For the year ended March 31, 2021, these loans were written off as a result of loan waiver by creditor.

9. AMOUNT DUE TO RELATED PARTIES

As of March 31, 2020, the Company has an outstanding loan payable to our CEO, Mr. Law Jia Ming of $280,180 and. This loan is unsecured, non-interest bearing and payable on demand. Mr. Law Jia Ming was a director of our subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn Bhd., until February 21, 2019 and July 1, 2019 respectively. He has been our CEO and CFO since October 17, 2018.

Amount due to related party, Mr. Law Jia Ming
Balance as of March 31, 2019	$216,911
Advancement from related party	77,487
Foreign currency translation	(14,218)
Balance as of March 31, 2020	$280,180
Loan waiver	(280,180)
Balance as of March 31, 2021	$-

For the year ended March 31, 2021, our CEO and CFO, Mr. Law Jia Ming decided to waive all outstanding loan payable.

10. AMOUNT DUE TO A DIRECTOR

As of March 31, 2020, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $644,072. Of which including an amount due to CBA Capital Holdings Sdn. Bhd. amounted $24,822. For the year ended March 31, 2021, Mr. Leong Will Liam has further advanced $225,817 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2018	$-
Advancement from Director	22,778
Loan from Director	451,489
Foreign currency translation	172
Balance as of March 31, 2019	$474,439
Loan from Director	173,862
Foreign currency translation	(29,051)
Balance as of March 31, 2020	$619,250
Loan from Director	221,988
Foreign currency translation	28,420
Balance as of March 31, 2021	869,658

On February 26, 2021, Synergy Empire Marshall acquire 100% of Lucky Star F&B Sdn. Bhd. from Synergy Empire HK at a consideration of MYR 100,000, equivalent to HK$ 192,370 or US$ 24,822. Consideration has yet to settle between Synergy Empire Marshall and Synergy Empire HK, give rise to a receivable asset for Synergy Empire HK and a payable liability for Synergy Empire Marshall.

On March 31, 2021, Mr. Leong Will Liang acquire Synergy Empire HK with following details.

Net book value of Synergy Empire HK as of March 31, 2021	HK$	US$
Cash & cash equivalent	$143,156	$18,472
(+) Amount due from Synergy Marshall	192,370	24,822
(-) Loan from director	(158,074)	(20,397)
(-) Loan from CBA Capital Holdings Sdn. Bhd.	(192,370)	(24,822)
(-) Outstanding audit fee	(5,000)	(645)
Net book value	$(19,918)	(2,570)
Acquisition consideration	1	-
Gain in disposal accounted as other income	$19,917	(2,570)

Concurrent with disposal of Synergy Empire HK, all assets and liabilities were transferred to Mr. Leong Will Liam, as such the loan from CBA Capital Holdings Sdn. Bhd. were no longer within the Company.

Amount due to director, CBA Capital Holdings Sdn. Bhd.
Balance as of March 31, 2018	$-
Acquisition of Lucky Star Sdn Bhd paid on behalf of the Company	24,822
Loan from CBA Capital Holdings Sdn. Bhd.	257,183
Loan forgiveness by CBA Capital Holdings Sdn. Bhd.	(257,183)
Balance as of March 31, 2019	$24,822

Balance as of March 31, 2020	$24,822
Disposal of Synergy Empire HK to Mr. Leong Will Liam	(24,822)
Balance as of March 31, 2021	$-

Amount due to director, Synergy Empire HK
Acquisition of Lucky Star Sdn Bhd	$24,822
Balance as of March 31, 2021	$24,822

As of March 31, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amount $869,658 and an outstanding loan payable to Synergy Empire HK amount $ 24,822, totaled $894,480.

11. BANK BORROWING

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

The outstanding balance of business loan as of March 31, 2021 and 2020 can be summarized as follow:

	As of March 31
	2021	2020
Bank borrowing (Current portion)	$15,559	$15,267
Bank borrowing (Non-current portion)	25,836	30,453
Total	$41,395	$45,720

For the year ended March 31, 2020, the Company repaid $12,811 to Standard Chartered Saadiq Berhad.

On April 1, 2020, Standard Chartered Saadiq Berhad announced to provide loan deferment to borrower for a period 6 months in supporting of Malaysia National Bank to ease financial pressure as a result of movement control order promulgated by Malaysia Government to contain the outbreak of COVID- 19. Pursuant to the announcement, no instalment is required, and no penalty will be imposed during the 6 months period however additional non-compounding interest will continue to accrue. As such, the Company has incurred additional interest of $2,141 interest expenses. The last repayment is expected on August 2023.

For the year ended March 31, 2021, the Company repaid $6,184 in bank borrowings.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31

2022	$15,559
2023	$17,189
2024	$8,647
2025	$-
Total	$41,395

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$209,249
Imputed interest	(25,507)
Initial recognition as of April 1, 2019	$183,742
Additional lease recognizes for the year ended March 31, 2020	31,301
Gross lease as of March 31, 2020	215,043

As of March 31, 2021, operating lease right of use asset as follow:

Gross lease as of March 31, 2020	$215,043
Amortization for the year ended March 31, 2020	(70,507)
Balance as of March 31, 2020	$144,536
New lease recognizes for the year ended March 31, 2021	246,652
Amortization for the year ended March 31, 2021	(63,659)
Adjustment for discontinuation of tenancy	(24,253)
Foreign exchange translation	5,642
Balance as of March 31, 2021	$308,918

For the year ended March 31, 2021 and 2020, the amortization of the operating lease right of use asset amounted $63,659 and $70,507, respectively.

As of March 31, 2021, operating lease liability as follow:

Gross lease as of March 31, 2020	$215,043
Gross repayment for the year ended March 31, 2020	(79,555)
Imputed interest for the year ended March 31, 2020	10,550
Balance as of March 31, 2020	$146,038
New lease recognizes for the year ended March 31, 2021	246,652
Imputed interest for the year ended March 31, 2021	10,206
Gross repayment for the year ended March 31, 2021	(71,724)
Adjustment for discontinuation of tenancy	(24,253)
Foreign exchange translation	5,716
Balance as of March 31, 2021	312,635
lease liability current portion	(63,493)
Lease liability non-current portion	$249,142

Maturities of operating lease obligation as follow:

Year ending
March 31, 2022	63,493
March 31, 2023	70,294
March 31, 2024	74,908
March 31, 2025	68,616
March 31, 2026	35,324
Total	$312,635

Other information:

	For the years ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow to operating lease	$73,865	$71,389
Right-of-use assets obtained in exchange for operating lease liabilities	246,652	215,043
Remaining lease term for operating lease (years)	4.39	4.8
Weighted average discount rate for operating lease	5.40%	6.65%

13. CONCENTRATION OF RISK

(a)	Major Customers

For the year ended March 31, 2021 and 2020, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the year ended March 31, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

14. Income Taxes

The loss before income taxes of the Company for the years ended March 31, 2021 and 2020 were comprised of the following:

	For the years ended March 31
	2021	2020
Tax jurisdictions from:
– Local	$(74,619)	$(25,671)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(1,142)	(904)
Hong Kong	1,312	(805)
Malaysia	50,726	(188,435)
Loss before income taxes	$(11,862)	$(215,815)

Provision for income taxes consisted of the following:

For the years ended March 31
	2021	2020
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2021, the operations in the United States of America incurred $136,432 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $28,651 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Synergy Empire HK operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000. As of March 31, 2021, subsidiary in Hong Kong incurred an aggregate operating loss of $3,244. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $268 on the expected future tax benefits.

Concurrent with the disposal of Synergy Empire HK, the Company will cease operations in Hong Kong, as such all deferred tax assets will be transferred to Mr. Leong Will Liam.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two tier corporate income tax rate based on amount of paid up capital. The 2021 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $603,486) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 500,000 (approximately $120,060) taxable profit with the remaining balance being taxed at 24%.

For the year ended March 31, 2021, Lucky Star F&B Sdn. Bhd. incurred a loss of $76,155 which can be carried forward for seven years to offset its taxable income. Meanwhile, SH Desserts Sdn. Bhd. has a gain of $137,691, which will be utilized to set off against previous accumulated loss.

As of March 31, 2021, the operations in Malaysia generated $1,016,476 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $172,801 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2021 and March 31, 2020:

	As of March 31
	2021		2020
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		28,691		12,981
– Marshall Islands		-		-
– Hong Kong		-		108
– Malaysia		172,801		183,262
		201,452		196,351
Less: valuation allowance		(201,452)		(196,351)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $201,452 as of March 31, 2021. For the year ended March 31, 2021, the valuation allowance increased by $5,101, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd and SH Desserts Shd. Bhd.

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

On December 30, 2020, the Company resolved to close the offering from the registration statement on Form S-1/A, dated February 25, 2020, that had been declared effective by the Securities and Exchange Commission on March 10, 2020. The Offering resulting in 100,000 shares of common stock being sold at $5.00 per share for a total of $500,000. The proceed of $500,000 will become the capital for our expansion, pursuant to the use of proceed stated in the aforementioned Form S-1/A.

As of March 31, 2021 and 2020, the Company have an issued and outstanding share of common stock of 1,000,000 and 900,000 respectively with an authorized share of common stock of 450,000,000 with a par value of $0.001. In addition, the Company have an authorized share of preference stock of 50,000,000 with a par value of $0.001, however no share of preference stock were issued and outstanding.

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

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through the date the Company presented these audited financial statements.

On May 28, 2021, Malaysia Prime Minister announced that a nationwide “total lockdown” will be imposed on all social and economic sectors in Malaysia from June 1 to June 14, 2021. Under this lockdown, only essential economic and social services listed by the National Security Council will be allowed to operation. Restaurants operation will be limited to delivery and take away while dine in is strictly prohibited.

On June 12, 2021, the Malaysian Government extended the country’s total lockdown by another two weeks until 28 June. The Company believes, with dine in restriction, having direct adverse impact on Company financial performance until such restriction removed.

