Form 10-Q
period 2021-06-30
Synergy Empire Ltd
filed 2021-08-09
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2021
Common Stock, $0.001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2021 and MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2021	As of March 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,774	$345,161
Trade receivables, net	737	739
Prepaid expenses and deposits	26,450	26,387
Inventories	12,810	11,482
TOTAL CURRENT ASSETS	$172,771	$383,769

NON-CURRENT ASSETS
Operating lease right of use asset, net	297,255	308,918
Plant and equipment, net	338,200	328,245
Intangible asset, net	1,554	-
TOTAL ASSETS	$809,780	$1,020,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,917	$8,857
Accrued expenses and other payables	81,316	170,449
Operating lease liability	66,843	63,493
Bank borrowing	15,931	15,559
Amount due to related parties	-	-
Amount due to a director	892,741	894,480
TOTAL CURRENT LIABILITIES	$1,064,748	$1,152,838

NON-CURRENT LIABILITIES
Operating lease liability	234,420	249,142
Bank borrowing	21,625	25,836
TOTAL LIABILITIES	$1,320,793	$1,427,816

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 50,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 450,000,000 Issued and outstanding: 1,000,000 shares as of June 30 and March 31, 2021	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive loss	(32,502)	(34,804)
Accumulated deficit	(1,262,694)	(1,156,263)
TOTAL STOCKHOLDERS’ DEFICIT	$(511,013)	$(406,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$809,780	$1,020,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2021	2020
	(Unaudited)	(Unaudited)

REVENUE	$11,047	$91,974

COST AND EXPENSES:
Cost of revenue	(3,989)	(24,499)
General and administrative expenses	(121,868)	(101,202)
Total operating costs and expenses	(125,857)	(125,701)
Loss from operations	(114,810)	(33,727)

Other income, net	8,379	8,972

Loss before income tax	(106,431)	(24,755)

Income tax expense	-	-

Net loss	(106,431)	(24,755)

Foreign currency translation loss	2,302	(5,552)

Total comprehensive loss	$(104,129)	$(30,307)

Net loss per share, basic and diluted	$(0.11)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	1,000,000	900,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2021	1,000,000	$100	$784,083	$(1,156,263)	$(34,804)	$(406,884)
Net loss for the period	-	-	-	(106,431)	-	(106,431)
Foreign currency translation	-	-	-	-	2,302	2,302
Balance as of June 30, 2021	1,000,000	$100	$784,083	$(1,262,694)	$(32,502)	$(511,013)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2020	900,000	$90	$284,093	$(1,144,401)	$(2,109)	$(862,327)
Net loss for the period	-	-	-	(24,755)	-	(24,755)
Foreign currency translation	-	-	-	-	(5,552)	(5,552)
Balance as of June 30, 2020	900,000	$90	$284,093	$(1,169,156)	$(7,661)	$(892,634)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,431)	$(24,755)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	35,695	24,891
Changes in operating assets and liabilities:
(Increase)/Decrease in inventories	(1,363)	4
Increase in prepaid expenses	(122)	(2,267)
Decrease in accounts payable	(926)	(4,725)
Decrease in accrued liabilities	(89,420)	(9,442)
Change in operating lease liability	(15,921)	(17,684)
Net cash flows used in operating activities	$(178,488)	$(33,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(30,184)	(701)
Application of trademark	(1,591)	-
Net cash flows used in investing activities	$(31,775)	$(701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to from related parties	-	(9,418)
Advance from directors	-	17,644
Principal repayments of bank loan	(3,773)	78
Net cash flows (used in)/provided by financing activities	$(3,773)	$8,304

Effect of exchange rate changes	$1,649	$236

Net changes in cash and cash equivalents	(212,387)	(26,139)
Cash and cash equivalents, beginning of year	345,161	87,492

CASH AND CASH EQUIVALENTS, END OF YEAR	$132,774	$61,353

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$955	$1,586

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $60,218, if the aforementioned banks fails.

Plant and Equipment

Plant and equipment are stated at cost, with depreciation provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Renovation	over the remaining lease period
Office and kitchen equipment	10 years
Motor vehicle	5 years

Intangible Asset

Intangible assets are stated at cost, with amortization provided using the straight-line method over the following periods:

Asset Categories	Amortization Periods
Trademark	10 years

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended June 30
	2021	2020
Period-end MYR : US$1 exchange rate	4.15	4.28
Period-average MYR : US$1 exchange rate	4.12	4.31

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

As of June 30, 2021 and 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,262,694 and $1,156,263 as of June 30, 2021 and March 31, 2021 respectively.

For the three months ended June 30, 2021 and 2020, the Company suffered from a net loss of $ 106,431 and $24,755 respectively.

Furthermore, the Company recorded a negative working capital of $891,977 and $769,069 as of as of June 30, 2021 and March 31, 2021 respectively.

The Company’s cash position is not sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its shareholder.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of June 30, 2021	As of March 31, 2021
Rental deposits	$22,329	$23,951
Other deposits	1,618	-
Prepaid expenses	870	1,017
Other receivables	1,633	1,419
Total	$26,450	$26,387

The rental deposits represent the deposit of the tenancy agreements.

Other deposits consist of deposit of copy machine, coffee machine and security deposits.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies.

Other receivables represent payment made on behalf of customers such as lorry rental and outstanding payment due from delivery platform.

5. INVENTORIES

	As of June 30, 2021	As of March 31, 2021
Raw material, at cost	$12,810	$11,482

6. PLANT AND EQUIPMENT

	As of June 30, 2021	As of March 31, 2021
Renovation	$362,637	$354,963
Office equipment	37,239	21,741
Kitchen equipment	21,419	15,457
Motor vehicle	11,803	11,828
Total plant and equipment	$433,098	$403,989
Less: Accumulated depreciation	(94,898)	(75,744)
Total plant and equipment	$338,200	$328,245

For the three months ended June 30, 2021, the Company has invested $6,036 in kitchen equipment, $8,499 in renovations and $15,649 in office equipment respectively.

For the three months ended June 30, 2020, the Company had invested $700 into kitchen equipment.

Depreciation expenses for three months ended June 30, 2021 and 2020 amounted to $19,446 and $6,831 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of June 30, 2021	As of March 31, 2021
Accrued expenses	$43,500	$35,066
Other payables	37,816	135,383
Total	$81,316	$170,449

Accrued expenses consist of accrued salary, rental, utilities bills and professional fee.

Other payable consist of outstanding marketing expenses, renovation payment and sales and service tax payable.

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $894,480. Of which including an amount due to Synergy Empire HK, amounted $24,822. No transaction for the three months ended June 30, 2021.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2021	869,658
Foreign currency translation	1,739
Balance as of June 30, 2021	867,919
Balance as of June 30, 2021 - Amount due to Synergy Empire HK	24,822
Balance as of June 30, 2021 - Total amount due to director	892,741

9. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $83,972) at annual interest of 6.00% accrue in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,473 (approximately $1,585) which is the sole bank borrowing by the Company.

The outstanding balance of business loan as of June 30 and March 31, 2021 can be summarized as follow:

	As of June 30, 2021	As of March 31, 2021
Bank borrowing (Current portion)	$15,931	$15,559
Bank borrowing (Non-current portion)	21,625	25,836
Total	$37,556	$41,395

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

For the three months ended June 30, 2021, the Company repaid $3,773 in bank borrowings.

For the three months ended June 30, 2020, the Company repaid $1,116 while incurring additional $1,194 interest in loan deferment.

Maturities of the loan for each of the three years and thereafter are as follows:

Year ending March 31

2022	$11,796
2023	$17,151
2024	$8,609
Total	$37,556

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of March 31, 2021	308,919
Amortization for the three months ended June 30, 2021	(16,222)
Adjustment for discount rate	5,121
Foreign exchange translation	(563)
Balance as of June 30, 2021	297,255

For the three months ended June 30, 2021 and 2020, the amortization of the operating lease right of use asset amounted $16,222 and $18,167, respectively.

Lease Liability
Balance as of March 31, 2021	312,635
Imputed interest	4,375
Gross repayment	(20,295)
Foreign exchange translation	(36,042)
Balance as of June 30, 2021	301,263
Lease liability current portion	66,843
Lease liability non-current portion	$234,420

Maturities of operating lease obligation as follow:

Year ending
March 31, 2022	49,327
March 31, 2023	71,596
March 31, 2024	72,546
March 31, 2025	72,383
March 31, 2026	35,411
Total	$301,263

Other information:

	For the three months ended June 30
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow to operating lease	$20,597	$17,684
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	4.14	4.55
Weighted average discount rate for operating lease	5.70%	6.65%

11. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended June 30, 2021 and 2020, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three months ended June 30, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

12. INCOME TAXES

The loss before income taxes of the Company for the three months ended June 30, 2021 and 2020 were comprised of the following:

	For the three months ended June 30
	2021	2020
Tax jurisdictions from:
– Local	$(10,583)	$(2,376)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	(129)
Malaysia	(95,848)	(22,250)
Loss before income taxes	$(106,431)	$(24,755)

Provision for income taxes consisted of the following:

For the three months ended June 30
	2021	2020
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2021, the operations in the United States of America incurred $147,015 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $30,873 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two tier corporate income tax rate based on amount of paid up capital. The 2021 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $603,486) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $120,060) taxable profit with the remaining balance being taxed at 24%.

For the three months ended June 30, 2021, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd incurred a loss of $56,591 and $39,257, respectively, which can be carried forward for seven years to offset its taxable income.

As of June 30, 2021, the operations in Malaysia generated $1,112,435 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $189,080 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30 and March 31, 2021:

	As of June 30, 2021	As of March 31, 2021
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	30,873	28,691
– Marshall Islands	-	-
– Malaysia	189,080	172,801
	219,953	201,452
Less: valuation allowance	(219,953)	(201,452)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $219,953 as of June 30, 2021. For three months ended June 30, 2021, the valuation allowance increased by $18,501, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd and SH Desserts Shd. Bhd.

13. STOCKHOLDERS’ EQUITY

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

14. FOREIGN CURRENCY EXCHANGE RATE

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

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through the date the Company presented these audited financial statements.

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

On 15 June 2021, the Malaysia Government introduced a four-phase National Recovery Plan to help the country emerge from the COVID-19 pandemic and its economic fallout. As each phase is based on the amount of new cases, people requiring ICU treatment, and vaccination rates, it can be extended, or moved on to the next phase, whenever possible.

Phase 1 - Conditions are the same as “total lockdown” launched from 1 June 2021. No social gatherings, dine-in eating at restaurants, interstate travel and non-essential services are permitted. Any remaining workplaces are required to have their workers work from their homes. This phase, based on the critical condition of the healthcare services, may last until end of July.

Phase 2 - If more people are vaccinated, ICU bed usage reduced to a moderate level; and new cases fall below 4,000, the country will move on to the next phase which allows more economic sectors to resume operation.

Phase 3 - Once daily cases are reduced to 2,000, the healthcare system has returned to a manageable level; ICU cases have been reduced to an adequate amount; and 40% of the people have been vaccinated. All economic sectors will be allowed to operate and most importantly dining in restaurants and cafes will be allowed. This phase will be expected to start on late August.

Phase 4 - Once daily cases have dropped to 500, the healthcare system becomes safe as ICU cases become low enough; and 60% of the people have been vaccinated. This phase will be expected to start on late October.

The Company’s central kitchen and two restaurants were and will continue to operate throughout each phases of NRP, however improvement on financial performance will not be expected until late August which is the beginning of Phase 3 where dining in restaurants and cafes will be allowed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated June 29, 2021, for the year ended March 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Overview

We share the same business plan as that of our subsidiaries. We are engaged in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut.” We have two dessert restaurant chains and one central kitchen.

It is worth highlighting that, on 15 June 2021, Malaysia Government introduced a four-phase National Recovery Plan (herein and after referred the “NRP”) to help the country emerge from the COVID-19 pandemic and its economic fallout. As each phase is based on the number of new cases, people requiring ICU treatment, and vaccination rates, it can be extended, or moved on to the next phase, whenever possible.

Phase 1 - Conditions are the same as “total lockdown” launched from 1 June 2021. No social gatherings, dine-in eating at restaurants, interstate travel and non-essential services are permitted. Any remaining workplaces are required to have their workers work from their homes. This phase, based on the critical condition of the healthcare services, may last until end of July.

Phase 2 - If more people are vaccinated, ICU bed usage reduced to a moderate level; and new cases fall below 4,000, the country will move on to the next phase which allows more economic sectors to resume operation.

Phase 3 - Once daily cases are reduced to 2,000, the healthcare system has returned to a manageable level; ICU cases have been reduced to an adequate amount; and 40% of the people have been vaccinated. All economic sectors will be allowed to operate and most importantly dining in restaurants and cafes will be allowed. This phase will be expected to start on late August.

Phase 4 - Once daily cases have dropped to 500, the healthcare system becomes safe as ICU cases become low enough; and 60% of the people have been vaccinated. This phase will be expected to start on late October.

The Company’s central kitchen and two restaurants were and will continue to operate throughout each phases of NRP.

Results of Operations

For the three months ended June 30, 2021 and 2020, the Company has generated a revenue of $11,047 and $91,974. Breakdown of revenue as following:

	Three months ended June 30
	2021	2020
Dine-In and Take Away Revenue	$6,257	$59,066
Percentage towards Total Revenue	56.64%	64.22%

Delivery Revenue	$4,790	$32,908
Percentage towards Total Revenue	43.36%	35.78%

Total Revenue	$11,047	$91,974

Total Cost of Sales	$3,989	$24,499

Total Gross Profit	$7,058	$67,475
Gross Profit Margin	63.89%	73.36%

The Company has experience significant deterioration in both delivery and dine in & take away revenue segment due to several reasons. One being the closure of previous four restaurants since September 2020 and launching of two brand new restaurants in C180 and Sri Petaling which commence operation on February and June 2021, respectively for business rebranding purpose and another being adversely impacted by COVID-19 Movement Control Order imposed by Malaysia Government.

General and Administrative Expenses

For the three months ended June 30, 2021 and 2020, the Company has incurred a general and administrative expenses of $121,868 and $101,202 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Three months ended June 30
Primary expenses	2021	2020
Salary and salary related expenses	$53,472	$56,735
Percentage towards General and Administrative Expenses	43.88%	56.06%

Lease expenses	$20,597	$20,282
Percentage towards General and Administrative Expenses	16.90%	20.04%

Utility expenses	$6,236	$9,916
Percentage towards General and Administrative Expenses	5.12%	9.80%

Depreciation and amortization expenses	$19,473	$6,832
Percentage towards General and Administrative Expenses	15.98%	6.75%

Professional expenses	$6,647	$2,606
Percentage towards General and Administrative Expenses	5.45%	2.58%

Repair and maintenance expenses	$2,988	$1,627
Percentage towards General and Administrative Expenses	2.45%	1.61%

Compliance expenses	$736	$200
Percentage towards general and administrative expenses	0.60%	0.20%

Advertisement and promotion expenses	$-	$928
Percentage towards General and Administrative Expenses	-%	0.92%

Total primary expenses	$110,149	$99,126
Percentage towards General and Administrative Expenses	90.38%	97.95%

Miscellaneous expenses	$11,719	2,076
Percentage towards General and Administrative Expenses	9.62%	2.05%

Net Loss

For the three months ended June 30, 2021 and 2020, the Company has incurred a net loss of $106,431 and $24,755 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended June 30, 2021, the Company has used $178,488 in operating activities primarily caused by net loss from operating, decrease in accrued liability and lease liability contra by depreciation expenses add back.

For the three months ended June 30, 2020, the Company has used $33,978 in operating activities primarily caused by net loss from operating, increase in prepayment and decrease in trade payable, other payable and lease liability contra by depreciation.

Cash Used In investing activities

The Company has invested $31,775 in investing activity for the acquisition of new kitchen equipment, office equipment, renovation and application of trademark for the three months ended June 30, 2021.

The Company has invested $701 in investing activity for the acquisition of new kitchen equipment for the three months ended June 30, 2020.

Cash Provided by Financing Activities

For the three months ended June 30, 2021, the Company repaid $3,773 to bank loan.

For the three months ended June 30, 2020, the Company received $8,304 from financing cash flow primarily consist of advances from director contra by repayment to officer.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY EMPIRE LIMITED
(Name of Registrant)

Date: August 9, 2021

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

