Form 10-Q
period 2021-09-30
Synergy Empire Ltd
filed 2021-11-12
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of November 12, 2021
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2021	As of March 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,926	$345,161
Trade receivables, net	731	739
Prepaid expenses and deposits	26,806	26,387
Inventories	15,306	11,482
TOTAL CURRENT ASSETS	$69,769	$383,769

NON-CURRENT ASSETS
Operating lease right of use asset, net	278,678	308,918
Plant and equipment, net	317,645	328,245
Intangible asset, net	1,503	-
TOTAL ASSETS	$667,595	$1,020,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,944	$8,857
Accrued expenses and other payables	69,230	170,449
Operating lease liability	68,025	63,493
Bank borrowing	16,208	15,559
Amount due to a director	892,354	894,480
TOTAL CURRENT LIABILITIES	$1,053,761	$1,152,838

NON-CURRENT LIABILITIES
Operating lease liability	214,927	249,142
Bank borrowing	17,231	25,836
TOTAL LIABILITIES	$1,285,919	$1,427,816

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of September 30, 2021 and March 31, 2021 respectively	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive loss	(25,657)	(34,804)
Accumulated deficit	(1,376,850)	(1,156,263)
TOTAL STOCKHOLDERS’ DEFICIT	$(618,324)	$(406,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,595	$1,020,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
REVENUE	$16,837	$47,489	$27,883	$139,463

COST AND EXPENSES:
Cost of revenue	(6,732)	(17,485)	(10,721)	(41,984)
General and administrative expenses	(137,397)	(91,327)	(259,265)	(192,529)
Total operating costs and expenses	(144,129)	(108,812)	(269,986)	(234,513)
Loss from operations	(127,292)	(61,323)	(242,103)	(95,050)

Other income, Net	13,136	4,357	21,516	13,329

Loss before income tax	(114,156)	(56,966)	(220,587)	(81,721)

Income tax expense	-	-	-	-

Net Loss	(114,156)	(56,966)	(220,587)	(81,721)

Foreign currency translation income/ (loss)	6,845	(26,670)	9,147	(32,222)

Total comprehensive loss	$(107,311)	$(83,636)	$(211,440)	$(113,943)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.11)	$(0.06)	$(0.21)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,000,000	900,000	1,000,000	900,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2021	1,000,000	$100	$784,083	$(1,156,263)	$(34,804)	$(406,884)
Net loss for the period	-	-	-	(106,431)	-	(106,431)
Foreign currency translation	-	-	-	-	2,302	2,302
Balance as of June 30, 2021	1,000,000	$100	$784,083	$(1,262,694)	$(32,502)	$(511,013)
Net loss for the period	-	-	-	(114,156)	-	(114,156)
Foreign currency translation gain	-	-	-	-	6,845	6,845
Balance as of September 30, 2021	1,000,000	$100	$784,083	$(1,376,850)	$(25,657)	$(618,324)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2020	900,000	$90	$284,093	$(1,144,401)	$(2,109)	$(862,327)
Net loss for the period	-	-	-	(24,755)	-	(24,755)
Foreign currency translation loss	-	-	-	-	(5,552)	(5,552)
Balance as of June 30, 2020	900,000	$90	$284,093	$(1,169,156)	$(7,661)	$(892,634)
Net loss for the period	-	-	-	(56,966)	-	(56,966)
Foreign currency translation loss	-	-	-	-	(26,670)	(26,670)
Balance as of September 30, 2020	900,000	$90	$284,093	$(1,226,122)	$(34,331)	$(976,270)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTMEBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Six Months Ended, September 30
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(220,587)	$(81,721)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	71,480	50,819
Disposal of fixed assets	-	(10,121)
Changes in operating assets and liabilities:
(Increase)/Decrease in inventories	(3,970)	1,981
Increase in prepaid expenses	(687)	(5,279)
Decrease in accounts payable	(830)	(2,136)
Decrease in accrued liabilities	(100,285)	(3,962)
Change in operating lease liability	(31,824)	(36,181)
Net cash flows used in operating activities	$(286,703)	$(86,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(31,659)	(1,699)
Application of trademark	(1,579)	-
Sale proceeds from disposal of plant and equipment	-	10,121
Net cash flows (used in)/provided by investing activities	$(33,238)	$8,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to from related parties	-	(8,847)
Advance from directors	5,984	88,511
Principal repayments of bank loan	(7,590)	1,290
Net cash flows (used in)/provided by financing activities	$(1,606)	$80,954

Effect of exchange rate changes in cash and cash equivalents	$3,312	$2,244

Net changes in cash and cash equivalents	(318,235)	5,020
Cash and cash equivalents, beginning of year	345,161	87,492

CASH AND CASH EQUIVALENTS, END OF YEAR	$26,926	$92,512

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$1,794	$2,820

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $60,155 if the aforementioned banks fails.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the six months ended September 30
	2021	2020
Period-end MYR : US$1 exchange rate	4.18	4.15
Period-average MYR : US$1 exchange rate	4.16	4.25

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

As of September 30, 2021 and 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,376,850 and $1,156,263 as of September 30, 2021 and March 31, 2021, respectively.

For the six months ended September 30, 2021 and 2020, the Company suffered from a net loss of $220,587 and $81,721 respectively.

For the six months ended September 30, 2021 and 2020, the Company recorded operating cash outflows of $286,703 and $86,600 in operating activities respectively.

Furthermore, the Company recorded a negative working capital of $983,992 and $769,069 as of as of September 30, 2021 and March 31, 2021 respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of September 30, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Rental deposits	$22,151	$23,951
Other deposits	1,802	-
Prepaid expenses	1,248	1,017
Other receivables	1,605	1,419
Total	$26,806	$26,387

The rental deposits represent the deposit of the tenancy agreements.

Other deposits consist of deposit of copy machine, coffee machine and security deposits.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, and water supplies.

Other receivables represent payment made on behalf of customers such as lorry rental and outstanding payment due from delivery platform.

5. INVENTORIES

	As of September 30, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Raw material, at cost	$15,306	$11,482

6. PLANT AND EQUIPMENT

	As of September 30, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Renovation	$359,751	$354,963
Office equipment	38,493	21,741
Kitchen equipment	21,392	15,457
Motor vehicle	11,709	11,828
Total plant and equipment	$431,345	$403,989
Less: Accumulated depreciation	(113,700)	(75,744)
Total plant and equipment	$317,645	$328,245

For the six months ended September 30, 2021, the Company has invested $6,135 in kitchen equipment, $8,434 in renovations and $17,090 in office equipment respectively.

For the six months ended September 30, 2020, the Company had invested $1,699 into kitchen equipment and disposed motor vehicle amounted $31,294 which were fully depreciated for a consideration of $10,121.

Depreciation expenses for six months ended September 30, 2021 and 2020 amounted to $38,991 and $13,876 respectively.

7. INTANGIBLE ASSET

	As of September 30, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Trademark	$1,569	$-
Less: Accumulated depreciation	(66)	-
Total plant and equipment	$1,503	$-

On May 11, 2021, the Company was granted approval by Intellectual Property Corporation of Malaysia for trademark application with 10 years validity with an aggregate cost of $1,579, filed by Lucky Star under class 30 and 43, the $10 difference in capitalization cost against cash flow is due to foreign translation difference.

Amortization expenses for the six months ended September 30, 2021 amounted to $66.

No amortization expenses have been incurred for the six months ended September 30, 2020.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of September 30, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Accrued expenses	$31,438	$35,066
Other payables	37,792	135,383
Total	$69,230	$170,449

Accrued expenses consist of accrued salary, rental, utilities bills, other expenses and professional fee.

Other payable consist of outstanding marketing expenses and sales and service tax payable.

9. AMOUNT DUE TO A DIRECTOR

As of March 31, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $894,480. Of which including an amount due to Synergy Empire HK, amounted $24,822.

No transaction for the six months ended September 30, 2021, other than currency exchange fluctuation on balance outstanding.

As of September 30, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $892,354, of which including an amount due to Synergy Empire HK, amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam thru Synergy Empire HK
Balance as of March 31, 2021	24,822

Balance as of September 30, 2021	24,822

Amount due to director, Mr. Leong Will Liam directly
Balance as of March 31, 2021	869,658
Foreign currency translation	2,126
Balance as of September 30, 2021	867,532

10. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $82,493) at annual interest rate of 6.00% accrued in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,473 (approximately $1,558) which is the sole bank borrowing by the Company.

The outstanding balance of business loan as of September 30 and March 31, 2021 can be summarized as follow:

	As of September 30, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Bank borrowing (Current portion)	$16,208	$15,559
Bank borrowing (Non-current portion)	17,231	25,836
Total	$33,439	$41,395

For the six months ended September 30, 2021, the Company repaid $7,590 while incurring additional $1,794 interest in loan deferment.

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

For the six months ended September 30, 2020, the Company repaid $1,319 while incurring additional $2,820 interest in loan deferment.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31
2022	$7,902
2023	$17,015
2024	$8,522
Total	$33,439

11. LEASE - RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of March 31, 2021	308,918
Amortization for the six months ended September 30, 2021	(32,423)
Adjustment for discount rate	5,080
Foreign exchange translation	(2,897)
Balance as of September 30, 2021	278,678

For the six months ended September 30, 2021 and 2020, the amortization of the operating lease right of use asset amounted $32,423 and $36,944, respectively.

Lease Liability
Balance as of March 31, 2021	312,635
Imputed interest	8,456
Gross repayment	(40,280)
Foreign exchange translation	2,141
Balance as of September 30, 2021	282,952
Lease liability current portion	68,025
Lease liability non-current portion	$214,927

Maturities of operating lease obligation as follow:

Year ending
March 31, 2022	33,020
March 31, 2023	71,026
March 31, 2024	75,217
March 31, 2025	68,560
March 31, 2026	35,129
Total	$282,952

Other information:

	For the six months ended September 30
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow to operating lease	$40,879	$40,390
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	3.89	4.33
Weighted average discount rate for operating lease	5.70%	6.65%

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three and six months ended September 30, 2021 and 2020, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three and six months ended September 30, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

13. INCOME TAXES

The income / (loss) before income taxes of the Company for the six months ended September 30, 2021 and 2020 were comprised of the following:

	For the six months ended September 30
	2021	2020
Tax jurisdictions from:
– Local	$(22,523)	$(6,108)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	(129)
Malaysia	(198,064)	(75,484)
Loss before income taxes	$(220,587)	$(81,721)

Provision for income taxes consisted of the following:

	As of September 30, 2021	As of March 31, 2021

Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2021, the operations in the United States of America incurred $158,955 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $33,381 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two tier corporate income tax rate based on amount of paid up capital. The tax rate for year of assessment 2021 for company with paid-up capital of MYR 2,500,000 (approximately $601,554) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $144,373) taxable profit with the remaining balance being taxed at 24%.

For the six months ended September 30, 2021, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a loss of $113,282 and $84,645 respectively, which can be carried forward for seven years to offset its taxable income.

As of September 30, 2021, the operations in Malaysia generated $1,214,403 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $206,449 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2021 and March 31, 2021:

	As of	As of
	September 30, 2020	March 31, 2020
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	33,381	28,691
– Marshall Islands	-	-
– Malaysia	206,449	172,801
	239,829	201,452
Less: valuation allowance	(239,829)	(201,452)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $239,829 as of September 30, 2021.

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

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date the Company presented these unaudited financial statements.

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

Overview

We share the same business plan as that of our subsidiaries. We are engaged in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut.” We have two dessert restaurant and one central kitchen.

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

Phase 1 - Conditions are the same as “total lockdown” launched from 1 June 2021. No social gatherings, dine-in eating at restaurants, interstate travel and non-essential services are permitted. Any remaining workplaces are required to have their workers work from their homes. Phase 1 ended on September 10, 2021 for states the Company restaurant operates in and on October 1, 2021, entire nation move to phase 2.

Phase 2 – Allows Dine-in, gathering up to 5 people for fully vaccinated individual or 2 people for non-vaccinated individual including off-mask activities. Phase 2 ended on October 1, 2021 for states the Company restaurant operates in.

Phase 3 – Allow gathering up to 8 people for fully vaccinated individual or 5 people for non-vaccinated individual, all economic sectors will be allowed, excluding those with large crowds such as conventions and bars. Phase 3 ended on October 18, 2021 for states the Company restaurant operates in.

Phase 4 – No headcount restriction on gathering.

The Company’s central kitchen and two restaurants were and will continue to operate throughout each phases of NRP.

Results of Operations

For the six months ended September 30, 2021 and 2020, the Company has generated a revenue of $27,883 and $139,463, respectively, with a decrement of 80.00% Y-O-Y. Breakdown of revenue as following:

	Three months ended September 30		Six months ended September 30
	2021	2020	2021	2020
Dine-In and Take Away Revenue	$1,502	$30,316	$7,759	$88,905
Percentage towards Total Revenue	8.92%	63.84%	27.83%	63.75%

Delivery Revenue	$15,335	$17,173	$20,124	$50,558
Percentage towards Total Revenue	91.08%	36.16%	72.17%	36.25%

Total Revenue	$16,837	$47,489	$27,883	$139,463

Total Cost of Sales	$(6,732)	$(17,485)	$(10,721)	$(41,984)

Total Gross Profit	$10,105	$30,004	$17,162	$97,479
Gross Profit Margin	60.02%	63.17%	61.55%	69.90%

Revenue for the Three Months ended September 30, 2021 and 2020

Dine-in and take away revenue decline from $30,316 for the three months ended September 30, 2020 to $1,502 for the three months ended September 30, 2021 for a declination rate of approximately 95%. Declination in dine-in revenue primarily due to the implementation NRP, which discourage nearby residents to travel beyond restricted area for dining and take away thusly.

Delivery revenue decline from $17,173 for the three months ended September 30, 2020 to $15,335 for the three months ended September 30, 2020 for a declination rate of approximately 11%.

Total revenue declined from $47,489 for the three months ended September 30, 2020 to $16,837 for the three months ended September 30, 2021 for a declination rate of approximately 65% which primarily caused by declined in dine-in and take away revenue.

Revenue for the Six Months ended September 30, 2021 and 2020

Dine-in and take away decrease from $88,905 for the six months ended September 30, 2020 to $7,759 for the six months ended September 30, 2020, for a declination rate of 91%. Declination in dine-in revenue primarily due to the implementation NRP, which discourage nearby residents to travel beyond restricted area for dining and take away thusly.

Delivery revenue decrease from $50,558 for the six months ended September 30, 2020 to $30,434 for the six months ended September 30, 2021 for a declination rate of 60%.

Total revenue increased from $139,463 for the six months ended September 30, 2020 to $27,883 for the six months ended September 30, 2021 for a declination rate of 80%. Declination in revenue is primarily caused by declination in dine-in and take away revenue.

The Company expect, through relaxation of dine-in and gathering restriction, should expect a slow but gradual recovery in consumer confidence in consumption in public space, and revenue of the Company thusly.

Gross Profit

The Company gross profit margin has decreased marginally from 63.17% for the three months ended September 30, 2020 to 60.02% for the three months ended September 30, 2021, while, gross profit margin decreased marginally from 69.90% for the six months ended September 30, 2020 to 61.55% for the six months ended September 30, 2021.

As a result, gross profit for the three months ended September 30, 2020 decreased from $30,004 to $10,105 for the three months ended September 30, 2021 for a declination rate of 66%, while gross profit for the six months ended September 30, 2020 decreased from $97,479 to $17,162 for the six months ended September 30, 2021 for a declination rate of 82%.

General and Administrative Expenses

For the six months ended September 30, 2021 and 2020, the Company has incurred a general and administrative expenses of $259,265 and $192,529 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Six months ended September 30
Primary expenses	2021	2020
Salary and salary related expenses	$122,374	$114,218
Percentage towards General and Administrative Expenses	47.20%	56.35%

Lease expenses	$40,879	$41,152
Percentage towards General and Administrative Expenses	15.77%	20.31%

Utility expenses	$12,693	$17,758
Percentage towards General and Administrative Expenses	4.90%	8.76%

Depreciation expenses	$39,057	$13,876
Percentage towards General and Administrative Expenses	15.06%	6.85%

Professional expenses	$16,068	$5,000
Percentage towards General and Administrative Expenses	6.20%	2.47%

Repair and maintenance expenses	$6,093	$3,469
Percentage towards General and Administrative Expenses	2.35%	1.71%

Compliance expenses	$3,059	$1,415
Percentage towards general and administrative expenses	1.18%	0.70%

Advertisement and promotion expenses	$-	$941
Percentage towards General and Administrative Expenses	0.00%	0.46%

Total primary expenses	$240,223	$197,829
Percentage towards General and Administrative Expenses	92.66%	97.62%

Miscellaneous expenses	$19,042	$4,821
Percentage towards General and Administrative Expenses	7.34%	2.38%

Gain on disposal of motor vehicle	$-	$(10,121)

Total General and Administrative Expenses	$259,265	$192,529

Net Loss

For the six months ended September 30, 2021 and 2020, the Company has incurred a net loss of $220,587 and $81,721 respectively.

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

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended September 30, 2021, the Company has used $286,703 in operating activities caused by net loss from operating, increase in inventories, prepayment, decrease in account payable, accrued liabilities and lease liability contra by depreciation.

For the six months ended September 30, 2020, the Company has used $86,600 in operating activities primarily caused by net loss from operating, increase in prepayment and decrease in trade payable, other payable, lease liability and reclassification of gain from disposal of fixed assets to investing cashflow contra by depreciation and decrease in inventories.

Cash Used in Investing Activities

The Company has invested $33,238 in investing activity for the acquisition of new kitchen equipment, office equipment, renovation and application of trademark for the six months ended September 30, 2021.

The Company has invested $1,699 in investing activity for the acquisition of new kitchen equipment and received $10,121 from disposing fully depreciated motor vehicle, netting a $8,422 net proceed from investing cash flow for the six months ended September 30, 2020.

Cash Provided by Financing Activities

For the six months ended September 30, 2021, the Company received $5,984 of advances from director and repaid $7,590 to bank loan.

For the six months ended September 30, 2020, the Company received $80,954 from financing cash flow primarily consist of advances from director and increase in bank loan due compounding interest charged during MCO contra by repayment to officer.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY EMPIRE LIMITED
(Name of Registrant)

Date: November 12, 2021

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

