Form 10-Q
period 2021-12-31
Synergy Empire Ltd
filed 2022-02-07
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2021

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of February 7, 2022
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2021 AND MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2021	As of March 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,704	$345,161
Trade receivables, net	-	739
Prepaid expenses and deposits	25,523	26,387
Inventories	18,004	11,482
TOTAL CURRENT ASSETS	$105,231	$383,769

NON-CURRENT ASSETS
Operating lease right of use asset, net	263,429	308,918
Plant and equipment, net	312,946	328,245
Intangible asset, net	1,470	-
TOTAL ASSETS	$683,076	$1,020,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,273	$8,857
Accrued expenses and other payables	74,023	170,449
Operating lease liability	70,082	63,493
Bank borrowing	16,687	15,559
Amount due to a director	1,008,775	894,480
TOTAL CURRENT LIABILITIES	$1,179,840	$1,152,838

NON-CURRENT LIABILITIES
Operating lease liability	197,939	249,142
Bank borrowing	12,967	25,836
TOTAL LIABILITIES	$1,390,746	$1,427,816

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding		-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of December 31, 2021 and March 31, 2021 respectively	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive loss	(30,112)	(34,804)
Accumulated deficit	(1,461,741)	(1,156,263)
TOTAL STOCKHOLDERS’ DEFICIT	$(707,670)	$(406,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,076	$1,020,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
REVENUE	$54,521	$14,258	$82,404	$153,721

COST AND EXPENSES:
Cost of revenue	(15,753)	(12,265)	(26,474)	(54,249)
General and administrative expenses	(134,112)	(119,816)	(393,377)	(312,345)
Total operating costs and expenses	(149,865)	(132,081)	(419,851)	(366,594)
Loss from operations	(95,344)	(117,823)	(337,447)	(212,873)

Other income, Net	10,453	39,538	31,969	52,867

Loss before income tax	(84,891)	(78,285)	(305,478)	(160,006)

Income tax expense	-	-	-	-

Net Loss	(84,891)	(78,285)	(305,478)	(160,006)

Foreign currency translation income/ (loss)	(4,455)	(32,861)	4,692	(65,083)

Total comprehensive loss	$(89,346)	$(111,146)	$(300,786)	$(225,089)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.08)	$(0.09)	$(0.31)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,000,000	903,261	1,000,000	901,091

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2021	1,000,000	$100	$784,083	$(1,156,263)	$(34,804)	$(406,884)
Net loss for the period	-	-	-	(106,431)	-	(106,431)
Foreign currency translation	-	-	-	-	2,302	2,302
Balance as of June 30, 2021	1,000,000	$100	$784,083	$(1,262,694)	$(32,502)	$(511,013)
Net loss for the period	-	-	-	(114,156)	-	(114,156)
Foreign currency translation gain	-	-	-	-	6,845	6,845
Balance as of September 30, 2021	1,000,000	$100	$784,083	$(1,376,850)	$(25,657)	$(618,324)
Net loss for the period	-	-	-	(84,891)	-	(84,891)
Foreign currency translation loss	-	-	-	-	(4,455)	(4,455)
Balance as of December 31, 2021	1,000,000	$100	$784,083	$(1,461,741)	$(30,112)	$(707,670)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS DEFICIT
Balance as of April 1, 2020	900,000	$90	$284,093	$(1,144,401)	$(2,109)	$(862,327)
Net loss for the period	-	-	-	(24,755)	-	(24,755)
Foreign currency translation loss	-	-	-	-	(5,552)	(5,552)
Balance as of June 30, 2020	900,000	$90	$284,093	$(1,169,156)	$(7,661)	$(892,634)
Net loss for the period	-	-	-	(56,966)	-	(56,966)
Foreign currency translation loss	-	-	-	-	(26,670)	(26,670)
Balance as of September 30, 2020	900,000	$90	$284,093	$(1,226,122)	$(34,331)	$(976,270)
Issuance of share of common stock	100,000	10	499,990	-	-	500,000
Net loss for the period	-	-	-	(78,285)	-	(78,285)
Foreign currency translation loss	-	-	-	-	(32,861)	(32,861)
Balance as of December 31, 2020	1,000,000	$100	$784,083	(1,304,407)	(67,192)	(587,416)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended December 31
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,478)	$(160,006)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	107,880	71,599
Disposal of fixed assets	-	(8,667)
Bad debts written off	736
Changes in operating assets and liabilities:
(Increase)/Decrease in inventories	(6,597)	9,381
Increase in prepaid expenses	718	(16,859)
Decrease in accounts payable	1,467	(4,691)
Decrease in accrued liabilities	(95,676)	(29,223)
Change in operating lease liability	(48,025)	(48,719)
Net cash flows used in operating activities	$(344,975)	$(187,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(45,380)	(2,013)
Application of trademark	(1,577)	-
Sale proceeds from disposal of plant and equipment	-	10,255
Net cash flows (used in)/provided by investing activities	$(46,957)	$8,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share of common stock	-	500,000
Repayment to from related parties	-	(17,720)
Advance from directors	118,802	244,789
Principal repayments of bank loan	(11,524)	(2,202)
Net cash flows provided by financing activities	$107,278	$724,867

Effect of exchange rate changes in cash and cash equivalents	$1,197	$4,537

Net changes in cash and cash equivalents	(283,457)	550,461
Cash and cash equivalents, beginning of year	345,161	87,492

CASH AND CASH EQUIVALENTS, END OF YEAR	$61,704	$637,953

SUPPLEMENTAL CASH FLOWS INFORMATION

Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	-	62,890
Income taxes paid	$-	$-
Interest paid	$2,536	$3,998

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $60,010 if the aforementioned banks fails.

Plant and Equipment

Plant and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Renovation	over the remaining lease period
Office and kitchen equipment	10 years
Motor vehicle	5 years
Furniture and fittings	10 years

Intangible Asset

Intangible assets are stated at cost, with amortization provided using the straight-line method over the following periods:

Asset Categories	Amortization Periods
Trademark	10 years

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the nine months ended December 31
	2021	2020
Period-end MYR : US$1 exchange rate	4.17	4.02
Period-average MYR : US$1 exchange rate	4.16	4.19
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

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

As of December 31, 2021 and 2020, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,461,741 and $1,156,263 as of December 31, 2021 and March 31, 2021, respectively.

For the nine months ended December 31, 2021 and 2020, the Company suffered from a net loss of $305,478 and $160,006 respectively.

For the nine months ended December 31, 2021 and 2020, the Company recorded operating cash outflows of $344,975 and $187,185 in operating activities respectively.

Furthermore, the Company recorded a negative working capital of $1,074,609 and $707,252 as of as of December 31, 2021 and March 31, 2021 respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of December 31,2021 (Unaudited)	As of March 31, 2021 (Audited)
Rental deposits	$22,251	$23,951
Other deposits	1,690	-
Prepaid expenses	952	1,017
Other receivables	630	1,419
Total	$25,523	$26,387

The rental deposits represent the deposit of the tenancy agreements.

Other deposits consist of deposit of copy machine, coffee machine and security deposits.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, and water supplies.

Other receivables represent outstanding payment due from delivery platform.

5. INVENTORIES

	As of December 31, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Raw material, at cost	$18,004	$11,482

6. PLANT AND EQUIPMENT

	As of December 31, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Renovation	$363,780	$354,963
Office equipment	41,427	21,741
Kitchen equipment	30,071	15,457
Motor vehicle	11,762	11,828
Total plant and equipment	$447,040	$403,989
Less: Accumulated depreciation	(134,094)	(75,744)
Total plant and equipment	$312,946	$328,245

For the nine months ended December 31, 2021, the Company has invested $14,720 in kitchen equipment, $13,588 in renovations and $17,072 in office equipment respectively.

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

Depreciation expenses for three and nine months ended December 31, 2021 amounted to $58,852 and $19,861 respectively.

Depreciation expenses for three and nine months ended December 31, 2020 amounted to $7,174 and $21,050 respectively.

7. INTANGIBLE ASSET

	As of December 31, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Trademark	$1,575	$-
Less: Accumulated depreciation	105	-
Total	$1,470	$-

On May 11, 2021, the Company was granted approval by Intellectual Property Corporation of Malaysia for trademark application with 10 years validity with an aggregate cost of $1,575, filed by Lucky Star under class 30 and 43.

Amortization expenses for the nine months ended December 31, 2021 amounted to $105.

No amortization expenses have been incurred for the nine months ended December 31, 2020.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Accrued expenses	$35,633	$35,066
Other payables	38,390	135,383
Total	$74,023	$170,449

Accrued expenses consist of accrued salary, rental, utilities bills, other expenses and professional fee.

Other payable consist of outstanding marketing expenses and sales, service tax payable and advances from employees for temporary petty cash usage.

9. AMOUNT DUE TO A DIRECTOR

As of March 31, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $894,480. Of which including an amount due to Synergy Empire HK, amounted $24,822.

For the nine months ended December 31, 2021, Mr. Leong Will Liam further advanced $118,802 to the Company for working capital purpose.

As of December 31, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,008,775, of which including an amount due to Synergy Empire HK, amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam thru Synergy Empire HK
Balance as of March 31, 2021	24,822
Balance as of December 31, 2021	24,822

Amount due to director, Mr. Leong Will Liam directly
Balance as of March 31, 2021	869,658
Advancement for the nine months ended December 31, 2021	118,802
Foreign currency translation	(4,507)
Balance as of December 31, 2021	983,953

10. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $82,293) at annual interest rate of 6.00% accrued in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,500 (approximately $1,560) which is the sole bank borrowing by the Company.

The outstanding balance of business loan as of December 31 and March 31, 2021 can be summarized as follow:

	As of December 31, 2021 (Unaudited)	As of March 31, 2021 (Audited)
Bank borrowing (Current portion)	$16,687	$15,559
Bank borrowing (Non-current portion)	12,967	25,836
Total	$29,654	$41,395

For the nine months ended December 31, 2021, the Company repaid $11,508.

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

For the nine months ended December 31, 2020, the Company repaid $2,202 while incurring additional $2,455 interest in loan deferment.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31
2022	$4,020
2023	$17,092
2024	$8,542
Total	$29,654

11. LEASE - RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of March 31, 2021	308,918
Amortization for the nine months ended December 31, 2021	(48,858)
Adjustment for discount rate	5,103
Foreign exchange translation	(1,734)
Balance as of December 31, 2021	263,429

For the nine months ended December 31, 2021 and 2020, the amortization of the operating lease right of use asset amounted $48,922 and $50,549, respectively.

Lease Liability
Balance as of March 31, 2021	312,635
Imputed interest	12,312
Gross repayment	(60,274)
Foreign exchange translation	3,348
Balance as of December 31, 2021	268,021
Lease liability current portion	(70,082)
Lease liability non-current portion	$197,939

Maturities of operating lease obligation as follow:

Year ending
March 31, 2022	16,955
March 31, 2023	71,348
March 31, 2024	75,558
March 31, 2025	68,871
March 31, 2026	35,289
Total	$268,021

Other information:

	For the nine months ended December 31
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$61,251	$56,683
Right-of-use assets obtained in exchange for operating lease liabilities	-	63,062
Remaining lease term for operating lease (years)	3.65	4.50
Weighted average discount rate for operating lease	5.70%	6.65%

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three and nine months ended December 31, 2021 and 2020, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three and nine months ended December 31, 2021 and 2020, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

13. INCOME TAXES

The income / (loss) before income taxes of the Company for the nine months ended December 31, 2021 and 2020 were comprised of the following:

	For the nine months ended December 31
	2021	2020
Tax jurisdictions from:
– Local	$(23,806)	$10,930

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	(1,142)
Hong Kong	-	(613)
Malaysia	(281,672)	(169,181)
Loss before income taxes	$(305,478)	$(160,006)

Provision for income taxes consisted of the following:

	As of December 31, 2021	As of March 31, 2021

Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2021, the operations in the United States of America incurred $160,238 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $33,650 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

For the nine months ended December 31, 2021, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a loss of $172,434 and $109,060 respectively, which can be carried forward for seven years to offset its taxable income.

As of December 31, 2021, the operations in Malaysia incurred $1,297,970 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $220,655 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2021 and March 31, 2021:

	As of	As of
	December 31, 2020	March 31, 2020
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	33,650	28,691
– Marshall Islands		-
– Malaysia	220,655	172,801
	254,305	201,452
Less: valuation allowance	(254,305)	(201,452)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $254,305 as of December 31, 2021.

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

As of December 31, 2021, the Company had 1,000,000 shares of common stock issued and outstanding with 5,000,000 authorized share capital.

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

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date the Company presented these unaudited financial statements.

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

Phase 4 – No headcount restriction on gathering.

The Company’s central kitchen and two restaurants were and will continue to operate throughout each phases of NRP.

Results of Operations

	Three months ended December 31		Nine months ended December 31
	2021	2020	2021	2020
Dine-In and Take Away Revenue	$39,265	$8,667	$47,083	$96,901
Percentage towards Total Revenue	72.02%	60.79%	57.14%	63.04%

Delivery Revenue	$15,256	$5,591	$35,321	$56,820
Percentage towards Total Revenue	27.98%	39.21%	42.86%	36.96%

Total Revenue	$54,521	$14,258	$82,404	$153,721

Total Cost of Sales	$(15,753)	$(12,265)	$(26,474)	$(54,249)

Total Gross Profit	$38,768	$1,993	$55,930	$99,472
Gross Profit Margin	71.11%	13.98%	67.87%	64.71%

3

Revenue for the Three Months ended December 31, 2021 and 2020

Dine-in and take away revenue improved from $8,667 for the three months ended December 31, 2020 to $39,265 for the three months ended December 31, 2021.

Delivery revenue improved from $5,591 for the three months ended December 31, 2020 to $15,256 for the three months ended December 31, 2021.

Total revenue improved from $14,258 for the three months ended December 31, 2020 to $54,521 for the three months ended December 31, 2021, primarily due to improvement in dine-in and take away revenue as a result of the relaxation NRP, which previously discourage nearby residents to travel beyond restricted area for dining and take away thusly.

Revenue for the Nine Months ended December 31, 2021 and 2020

Dine-in and take away revenue decrease from $96,901 for the nine months ended December 31, 2020 to $47,083 for the nine months ended December 31, 2021.

Delivery revenue decrease from $56,820 for the nine months ended December 31, 2020 to $35,321 for the nine months ended December 31, 2021.

Total revenue decrease from $153,721 for the nine months ended December 31, 2020 to $82,404 for the nine months ended December 31, 2021. Declination in dine-in revenue primarily due to the implementation NRP, which discourage nearby residents to travel beyond restricted area for dining and take away thusly.

The Company expect, through relaxation of dine-in and gathering restriction, should expect a slow but gradual recovery in consumer confidence in consumption in public space, and revenue of the Company thusly.

Gross Profit

The Company gross profit margin has improved significantly from 13.98% for the three months ended December 31, 2020 to 71.11% for the three months ended December 31, 2021 as the Company encounter significant wastage for the three months ended December 31, 2020 during NRP early phases period.

Meanwhile, gross profit margin improved marginally from 64.71% for the nine months ended December 31, 2020 to 67.87% for the nine months ended December 31, 2021.

As a result, gross profit for the three months ended December 31, 2020 increased from $1,993 to $38,768 for the three months ended December 31, 2021, while gross profit for the nine months ended December 31, 2020 decreased from $99,472 to $55,930 for the nine months ended December 31, 2021.

General and Administrative Expenses

For the nine months ended December 31, 2021 and 2020, the Company has incurred a general and administrative expenses of $393,377 and $312,345 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Nine months ended December 31
Primary expenses	2021	2020
Salary and salary related expenses	$181,180	$168,688
Percentage towards General and Administrative Expenses	46.06%	54.01%

Lease expenses	$61,251	$56,683
Percentage towards General and Administrative Expenses	15.57%	18.15%

Utility expenses	$21,156	$25,273
Percentage towards General and Administrative Expenses	5.38%	8.09%

Depreciation expenses	$58,958	$21,050
Percentage towards General and Administrative Expenses	14.99%	6.74%

Professional expenses	$30,545	$13,963
Percentage towards General and Administrative Expenses	7.76%	4.47%

Repair and maintenance expenses	$10,674	$4,709
Percentage towards General and Administrative Expenses	2.71%	1.51%

Compliance expenses	$4,938	$4,096
Percentage towards general and administrative expenses	1.26%	1.31%

Advertisement and promotion expenses	$-	$954
Percentage towards General and Administrative Expenses	-%	0.31%

Total primary expenses	$368,702	$295,416
Percentage towards General and Administrative Expenses	94.73%	95.06%

Miscellaneous expenses	$24,675	$16,929
Percentage towards General and Administrative Expenses	6.27%	5.42%

Total General and Administrative Expenses	$393,377	$312,345

Net Loss

For the nine months ended December 31, 2021 and 2020, the Company has incurred a net loss of $300,786 and $160,006 respectively.

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

4

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended December 31, 2021, the Company has used $344,975 in operating activities caused by net loss from operating, increase in inventories, prepayment, decrease in account payable, accrued liabilities and lease liability offsetting by depreciation.

For the nine months ended December 31, 2020, the Company has used $187,185 in operating activities primarily caused by net loss from operating, loss on disposal of fixed assets, increase in prepayment and decrease in trade payable and other payable and change in operating lease liability contra by depreciation, decrease in inventories.

Cash Used in Investing Activities

The Company has invested $46,957 in investing activity for the acquisition of new kitchen equipment, office equipment, renovation and application of trademark for the nine months ended December 31, 2021.

The Company has invested $2,013 for the acquisition of new kitchen equipment and received $10,255 from disposing fully depreciated motor vehicle, netting a $8,242 net proceed from investing cash flow for the nine months ended December 31, 2020.

Cash Provided by Financing Activities

For the nine months ended December 31, 2021, the Company received $118,802 of advances from director and repaid $11,524 to bank loan.

For the nine months ended December 31, 2020, the Company received $724,867 from financing cash flow primarily consist of advances from director and issuance of shares of common stock pursuant to our public offering contra by repayment of bank loan and advancement to related party.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2021.

Contractual Obligations

As of December 31, 2021, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY EMPIRE LIMITED
(Name of Registrant)

Date: February 7, 2022

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

7