Form 10-K
period 2022-03-31
Synergy Empire Ltd
filed 2022-07-14
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2022

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2022
Common Stock, $0.0001 par value	1,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

SYNERGY EMPIRE LIMITED

FORM 10-K

For the Fiscal Year Ended March 31, 2022

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

On February 21, 2019, SEHK acquired 100% of the equity interests of Lucky Star F&B Sdn. Bhd., (“Lucky Star”), a company incorporated in Malaysia on February 9, 2010, from CBA Capital Holdings Sdn. Bhd., a Company owned and controlled by our Director, Mr. Leong Will Liam.

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

On February 26, 2021, the Company transferred the entire shareholding of Lucky Star F&B Sdn. Bhd. from SEHK to SEHL due to a corporate restricting reason.

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

The following chart shows the Group structure:

The Company’s executive office is located at No. 19 Jalan 12/118B, Desa Tun Razak, Kuala Lumpur, Malaysia, 56100.

Overview

We are engaging in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut”. The Company originally through indirect subsidiary SH Dessert Sdn. Bhd. operates two restaurant outlets and one central kitchen in Malaysia.

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

On November 15, 2020, the Company entered into a new tenancy agreement with unrelated third party for a new shop located in C180, Cheras through indirect wholly owned subsidiary SH Dessert Sdn. Bhd. for a tenancy period of two years. SH Dessert Sdn. Bhd. were given a rent-free grace period of one month from November 15, 2020 to December 14, 2020, upon the expiration of rent-free grace period, the Company pays a rental of MYR 6,000 (approximately $1,441) on monthly basis. As of March 31, 2021, renovation was completed and the branch was in operation.

On December 1, 2020, the Company entered into another tenancy agreement with unrelated third party for a new shop located in Sri Petaling, through SH Dessert Sdn. Bhd. for a tenancy period of three years commencing on February 1, 2021 at a monthly rental of MYR 15,000 (approximately $3,602), expiring on January 31, 2024, with option to extend for another two years expiring on January 31, 2026 with a maximum increment of not more than 15%.

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

We currently operate one centralized kitchen and two restaurants located in Malaysia. We manufacture and process our own dessert and food in our centralized kitchen with standard procedures and recipes, in order to ensure the food quality and safety for distribution. Our suppliers, including raw material, ingredient, packaging material suppliers, are located in Malaysia.

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

Marketing

The Company, through our subsidiary SH Dessert Sdn. Bhd. has been cooperating with online food delivery companies to have our desserts displayed on their platforms in order to promote that our desserts may be delivered by their companies, such as Foodpanda and Grabfood.

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

Employees

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Nil.

ITEM 2. PROPERTIES

Our principal executive office which is also our central kitchen is located at No. 19, Jalan 12/118B, Desa Tun Razak, 56100, Kuala Lumpur, Malaysia.

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

Tenant	Address	Commencement Date	Expiry Date	Monthly Lease Payment (Value in Malaysian Ringgit (“MYR”))
Lucky Star F&B Sdn. Bhd.	No.19, Jalan 12/118B, Desa Tun Razak, 56100 Kuala Lumpur, Malaysia.	March 1, 2022	February 28, 2025	*6,900.00
SH Dessert Sdn. Bhd.	No. 125-G, Jalan Dataran Cheras 8, Dataran Perniagaan Cheras, Balakong, 43200, Selangor, Malaysia.	November 15, 2020	November 14, 2022	**6,000.00
SH Dessert Sdn. Bhd.	No. 65, Jalan Radin Tengah, Bandar Baru Sri Petaling, 57000, Kuala Lumpur, Malaysia.	February 1, 2021	January 31, 2024	***15,000.00

The exchange rate of US$1 to MYR is around MYR4.16.

*This tenancy agreement contained a renewal clause for the period from March 31, 2025 to February 28, 2028 with monthly rental of MYR7,950.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company sole class of common equity is currently quoted under OTC Markets Pink Sheet under symbol SHMY since April 6, 2021. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$50.00	$50.00
Second Quarter	$50.00	$5.00
Third Quarter	$5.00	$5.00
Fourth Quarter	$6.00	$5.05

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Dividend

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2022 and 2021. We have not paid any cash dividends since our inception on October 17, 2018 and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Share Holders

As of March 31, 2022, the Company had 1,000,000 shares of our Common Stock par value, $0.0001 issued and outstanding which owned by 50 shareholders.

Transfer Agent and Registrar

The Company has appointed Globex Transfer, LLC as transfer agent, with address 780 Deltona Blvd., Suite 202 Deltona, FL 32725 and can be reached at (813) 344-4490.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Use of Proceeds from Registered Securities

Not applicable

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2022.

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

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and € our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

Results of Operations

Revenue

For the year ended March 31, 2022 and 2021, the Company has generated a revenue of $127,095 and $161,132. This is a decrease of 21.12%. The breakdown of revenue is as following:

	Year ended March 31
	2022	2021
Dine-In Revenue	$74,407	$103,404
Percentage towards Total Revenue	58.54%	64.17%

Delivery Revenue	$52,688	$57,728
Percentage towards Total Revenue	41.46%	35.83%

Total Revenue	$127,095	$161,132

Total Cost of Sales	$73,529	$57,655

Total Gross Profit	$53,566	$103,477
Gross Profit Margin	42.15%	64.22%

Dine-in revenue declined from $103,404 for the year ended March 31, 2021 to $74,407 for the year ended March 31, 2022 for a decline rate of approximately 28.04%. The decline in dine-in revenue primarily due to recurrent movement control order imposed in Malaysia and the closure of our restaurants for subsequent rebranding purpose.

Delivery revenue declined from $57,728 for the year ended March 31, 2021 to $52,688 for the year ended March 31, 2022 for a decline rate of approximately 8.73%. The decline in delivery primarily due to closure of our restaurants for subsequent rebranding purpose.

Gross Profit

The Company gross profit margin has decline from 64.22% for the year ended March 31, 2021 to 42.15% for the year ended March 31, 2022. As a combination of declining revenue and profit margin, the Company gross profit has declined from $103,477 for the year ended March 31, 2021 to $53,566 for the year ended March 31, 2022, approximately a decline of 48.23%.

General and Administrative Expenses

For the year ended March 31, 2022 and 2021, the Company incurred a general and administrative expenses of $533,993 and $492,433 respectively. This primarily consisted of salary, lease expenses, utilities, depreciation, professional fees, repair and maintenance, compliance expenses and advertising and promotion expenses.

	Year ended March 31
Primary expenses	2022	2021
Salary and salary related expenses	$233,566	$219,303
Percentage towards general and administrative expenses	43.90%	44.53%

Lease and rent expenses	$76,955	$73,865
Percentage towards general and administrative expenses	14.47%	15.00%

Utility expenses	$29,950	$29,738
Percentage towards general and administrative expenses	5.63%	6.04%

Professional expenses	$59,947	$83,599
Percentage towards general and administrative expenses	11.27%	16.98%

Depreciation expenses	$77,861	$34,181
Percentage towards general and administrative expenses	14.64%	6.94%

Repair and maintenance expenses	$14,509	$8,661
Percentage towards general and administrative expenses	2.73%	1.76%

Compliance expenses	$5,326	$6,763
Percentage towards general and administrative expenses	1.00%	1.37%

Advertising and promotion expenses	$153	$1,616
Percentage towards general and administrative expenses	0.03%	0.33%

Total primary expenses	$498,267	$457,726
Percentage towards general and administrative expenses	93.66%	92.95%

Miscellaneous expenses	$33,726	$34,707
Percentage towards general and administrative expenses	6.34%	7.05%

Net Loss

For the year ended March 31, 2022 and 2021, the Company incurred a net loss of $443,268 and $11,862 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalent has decreased by $326,600, from $345,161 as of March 31, 2021 to $18,561 as of March 31, 2022. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended March 31, 2022, the Company used $449,821 in operating activities primarily from net loss from operation, increase in account receivable, prepayment and deposits, decrease in accrued liabilities and other payables and repayment of lease liability, contra by depreciation and amortization, writing off of other receivable, decrease in inventory and increase in accounts payable.

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

Cash Used in Investing activities

For the year ended March 31, 2022, the Company spent $50,657 in investing activity, primarily in investment in plant, equipment.

For the year ended March 31, 2021, the Company spent $211,663 in investing activity, primarily in investment in plant, equipment and renovation together with proceed from disposal of plant and equipment.

Cash Provided by Financing Activities

For the year ended March 31, 2022, the Company had net proceed from financing activity $168,299 primarily from advance from director contra by bank loan repayment.

For the year ended March 31, 2021, the Company had net proceed from financing activity $719,633 primarily from initial public offering and advance from director contra with bank loan repayment.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2022 and March 31, 2021.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2022.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

Since 2021, we engaged Dude Business Consultants Limited as an external consultant to assist with the identification and address of complex and proper accounting issues.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we also plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1.	hire a reporting manager (“Internal Finance Manager”) who has the requisite relevant U.S. GAAP and SEC reporting experience and qualifications;

2.	make an overall assessment on the current finance and accounting resources and hire additional accounting members with appropriate levels of accounting knowledge and experience;

3.	streamline our accounting department structure and enhance our staff’s U.S. GAAP and SEC reporting requirements on a continuous basis through internal training provided by the Internal Finance manager;

4.	participate in trainings and seminars provided by professional services firms on a regular basis to gain knowledge on regular U.S. GAAP / SEC reporting requirements updates; and

5.	engage an external “Sarbanes-Oxley 404” consulting firm to help us implement Sarbanes-Oxley 404 internal controls compliance together with the establishment of our internal audit function.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

NAME	AGE	POSITION
Law Jia Ming	34	Chief Executive Officer, Chief Financial Officer
Leong Will Liam	44	Director, President, Secretary and Treasurer

Law Jia Ming - Chief Executive Officer (CEO), Chief Financial Officer (CFO)

Mr. Law Jia Ming has been our CEO and CFO since October 17, 2018. Mr. Law holds a bachelor’s degree of Business in Marketing from University of Queensland (Australia).

Mr. Law has been engaged in the food and beverage industry since February 2010. From February 2010, he has been the CEO of Lucky Star F&B Sdn. Bhd., our wholly owned subsidiary. After working for 6 years in food production, research and development, operational finance and logistic design of food and beverage wholesale industry in Malaysia, he founded our other wholly owned subsidiary, SH Dessert Sdn. Bhd. in February 2016, which is mainly focused on setting up dessert outlets and receiving franchising fees from the franchisees. He acts as the CEO of SH Dessert Sdn. Bhd. since February 2016 and his responsibility in the company is to oversee the operation of the company and develop businesses in Asia.

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

From 2000 to 2002, he worked as a banking officer in Citibank Berhad, a licensed commercial bank operating in Malaysia. His responsibilities were client repayment ability evaluation in a loan application, customer relationship maintenance and oversight of daily banking operation. From 2003 to 2004, he worked in HSBC Bank Malaysia Bhd as a manager in banking consumer product division. He was responsible for develop new products with the design and engineering team, promoting and marketing the products with the marketing team and outsourced vendors. Furthermore, he performed cost and profit analysis for those financial products with the financial analysis model, and presented the management team with his analysis. From 2005 to 2008, he worked at Diligent Aspect Sdn. Bhd. as a general manager, where his responsibilities consisted of overseeing daily operation of outsourced banking agents, coordinating key performance goals development, and ensuring the implementation and review of sale tactical programs. From 2009 to 2014, he worked as Chief Operating Officer at Caccina Sofa Manufacturer (M) Sdn. Bhd. and was mainly responsible for the implementation and evaluation of key investment opportunities in equipment and infrastructure across the Asia region. From 2015 to the present, he continues to act as the director of CBA Capital Holdings Sdn. Bhd. He is responsible for audit and internal control procedure of CBA Capital Holdings Sdn. Bhd. Furthermore, he develops corporate fundraising strategies and models for the company and ensures the correct implementation of fundraising strategies and models.

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
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended March 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Law Jia Ming, Chief Executive Officer,	2022	-	-	-	-	-	-	-	$-
Chief Financial Officer	2021	14,407	-	-	-	-	-	-	$14,407
Leong Will Liam,	2022	-	-	-	-	-	-	-	$-
Director	2021	-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2022, the Company has 1,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Law Jia Ming, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-
Leong Will Liam, Director, President, Secretary and Treasurer	450,000	45%	-	-	45%
Officers and Directors as a Group (2 people)	450,000	45%			45%
5% Shareholders	-	-	-	-	-

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

On February 21, 2019, SEHK acquired 100% of the equity interests of Lucky Star F&B Sdn. Bhd., (“Lucky Star”), a company incorporated in Malaysia on February 9, 2010, from CBA Capital Holdings Sdn. Bhd., a Company owned and controlled by our Director, Mr. Leong Will Liam.

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

Mr. Law Jia Ming was a director of our subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd., until February 21, 2019 and July 1, 2019 respectively. He has been our CEO and CFO since October 17, 2018.

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

For the year ended March 31, 2022 and 2021, Mr. Leong Will Liam has further advanced $182,834 and $225,817 to the Company for working capital purpose.

As of March 31, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amount $1,041,600 and an outstanding loan payable to Synergy Empire HK amount $24,822, totaled $1,066,422.

All aforementioned loans and advancement are non-interest bearing and payable on demand. The difference in aforementioned figures is caused by foreign translation difference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended March 31, 2022 and 2021.

We have engaged Total Asia Associates as our principal accountant since March 31, 2018. On July 21, 2022, the Board of Directors of the Company approved the resignation of Total Asia Associates PLT concurrently with the appointment of JP Centurion & Partners PLT as the Company’s independent registered public accounting firm. Form 8-K has been filed pertaining to this matter dated July 21, 2022.

ACCOUNTING FEES AND SERVICES	2022	2021

Audit fees	$24,000	$24,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$24,000	$24,000

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

*Filed herewith

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergy Empire Limited
(Name of Registrant)

Date: July 14, 2022	By:	/s/ Law Jia Ming
	Title:	(Principal Executive Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Synergy Empire Limited

No. 19, Jalan 12/118B,

Desa Tun Razak, 56100

Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy Empire Limited (the ‘Company’) as of March 31, 2022 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia

July 14, 2022

PCAOB ID :6723

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Synergy Empire Limited

No. 19 Jalan 12/118B

Desa Tun Razak, 56100

Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy Empire Limited (the ‘Company’) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended of March 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended March 31, 2021, the Company has working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Kuala Lumpur, Malaysia

June 29, 2021

PCAOB ID :6268

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2022	As of March 31, 2021
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,561	$345,161
Trade receivables, net	271	739
Prepaid expenses, deposits and other receivables	35,773	26,387
Inventories	11,198	11,482
TOTAL CURRENT ASSETS	$65,803	$383,769

NON-CURRENT ASSETS
Operating lease right of use asset, net	296,760	308,918
Plant and equipment, net	295,023	328,245
Intangible assets	1,418	-
TOTAL ASSETS	$659,004	$1,020,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,811	$8,857
Accrued expenses and other payables	93,901	170,449
Operating lease liability	65,552	63,493
Bank borrowing	16,936	15,559
Amount due to a director	1,066,422	894,480
TOTAL CURRENT LIABILITIES	$1,254,622	$1,152,838

NON-CURRENT LIABILITIES
Operating lease liability	231,556	249,142
Bank borrowing	8,445	25,836
TOTAL LIABILITIES	$1,494,623	$1,427,816

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding as of March 31, 2022 Authorized: 50,000,000 None issued and outstanding as of March 31, 2021	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of March 31, 2022 Authorized: 450,000,000 Issued and outstanding: 1,000,000 shares as of March 31, 2021	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive loss	(20,271)	(34,804)
Accumulated deficit	(1,599,531)	(1,156,263)
TOTAL STOCKHOLDERS’ DEFICIT	$(835,619)	$(406,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,004	$1,020,932

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, March 31
	2022	2021
	(Audited)	(Audited)
REVENUE	$127,095	$161,132
COST AND EXPENSES:
Cost of revenue	(73,529)	(57,655)
General and administrative expenses	(531,993)	(492,433)
Total operating costs and expenses	(605,522)	(550,088)
Loss from operations	(478,427)	(388,956)

Other income, net	35,159	377,094

Loss before income tax	(443,268)	(11,862)

Income tax expense	-	-

Net loss	(443,268)	(11,862)

Foreign currency translation (loss)/income	14,533	(32,695)

Total comprehensive loss	$(428,735)	$(44,557)

Net loss per share, basic and diluted	$(0.44)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,000,000	925,479

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of March 31, 2020	900,000	$90	$284,093	$(2,109)	$(1,144,401)	$(862,327)
Share issuance	100,000	10	499,990	-	-	500,000
Net loss for the year 2020	-	-	-	-	(11,862)	(11,862)
Foreign currency translation	-	-	-	(32,695)	-	(32,695)
Balance as of March 31, 2021	1,000,000	$100	$784,083	$(34,804)	$(1,156,263)	$(406,884)
Net loss for the year 2022	-	-	-	-	(443,268)	(443,268)
Foreign currency translation	-	-	-	14,533	-	14,533
Balance as of March 31, 2022	1,000,000	$100	$784,083	$(20,271)	$(1,599,531)	$(835,619)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended March 31,
	2022	2021
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(443,268)	$(11,862)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	199,818	97,839
Write off of other receivables	734	-
Gain on disposal of plant and equipment	-	(8,726)
Loan waiver from amount due to related parties	-	(290,231)
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(274)	12
Decrease in inventories	113	6,236
Increase in prepaid expenses, deposits and other receivables	(9,761)	(1,653)
Increase/(Decrease) in accounts payable	3,111	(3,026)
(Decrease)/Increase in accrued expenses and other payables	(74,996)	21,319
Repayment of lease liability	(125,298)	(61,518)
Net cash flows used in operating activities	(449,821)	(251,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(49,083)	(221,988)
Application of trademark	(1,574)	-
Proceed from disposal of plant and equipment	-	10,325
Net cash flows used in investing activities	(50,657)	(211,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share	-	500,000
Advance from directors	183,834	225,817
Principal repayments of bank loan	(15,535)	(6,184)
Net cash flows provided by financing activities	168,299	719,633

Effect of exchange rate changes in cash and cash equivalents	5,579	1,309

Net changes in cash and cash equivalents	(326,600)	257,669
Cash and cash equivalents, beginning of year	345,161	87,492

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,561	$345,161

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$3,171	$4,741

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Synergy Empire Limited (“the Company”) was incorporated under the laws of the State of Nevada on October 17, 2018. We have historically conducted our business through Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd., both are private limited liability company, incorporated in Malaysia.

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

On February 26, 2021, Synergy Empire Marshall acquired 100% of Lucky Star F&B Sdn. Bhd. from Synergy Empire HK. Subsequently on March 31, 2021, Mr. Leong Will Liam acquired 100% of Synergy Empire HK, as such Synergy Empire HK is no longer a subsidiary of the Company.

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $59,462, if the aforementioned banks fails.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the year ended March 31
	2022	2021
Period-end MYR : US$1 exchange rate	4.20	4.14
Period-average MYR : US$1 exchange rate	4.17	4.16
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties, trade payables and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

As of March 31, 2022, and 2021, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Lease

The Company adopted the ASU No. 2016-02, on April 1, 2019 (date of inception). The Company leases central kitchen and restaurants for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

As of March 31, 2022, the Company have three operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,599,531 and $1,156,263 as of March 31, 2022 and March 31, 2021 respectively. For the years ended March 31, 2022 and 2021, the Company suffered from a net loss of $443,268 and $11,862 respectively. Furthermore, the Company recorded a negative working capital of $1,188,819 and $769,069 as of March 31, 2022 and 2021 respectively.

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

4. OTHER INCOME

	For the year ended March 31, 2022	For the year ended March 31, 2021
Realized foreign exchange gain from Initial Public Offering proceed	$799	$12,709
Disposal gain on Synergy Empire HK	-	2,570
Government transfer payment pertaining to COVID-19 subsidy	37,511	21,789
Loan forgiven – Amount due to related party	-	272,390
Loan forgiven – Amount due to other creditor	-	55,621
Rental rebate due to COVID-19	-	6,318
Disposal gain on motor vehicle	-	10,325
Interest income	20	113
Interest expenses	(3,171)	(4,742)
Total	$35,159	$377,094

5. PREPAID EXPENSES, DEPOSITS & OTHER RECEIVABLES

	As of March 31
	2022	2021
Rental deposits	$22,048	$23,951
Prepaid expenses	12,050	1,017
Other receivables	1,675	1,419
Total	$35,773	$26,387

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies and OTCQB annual fee.

Other receivables represent payment made on behalf of customers such as lorry rental and outstanding payment due from delivery platform.

6. INVENTORIES

	As of March 31
	2022	2021
Raw material, at cost	$11,198	$11,482

7. PLANT AND EQUIPMENT

	As of March 31
	2022	2021
Renovation	$360,458	$354,963
Office equipment	41,187	21,741
Kitchen equipment	33,427	15,457
Motor vehicle	11,654	11,828
Total plant and equipment	$446,726	$403,989
Less: Accumulated depreciation	(151,703)	(75,744)
Total plant and equipment	$295,023	$328,245

For the year ended March 31, 2022, the Company has invested $18,350 in kitchen equipment, $10,802 in renovations and $19,931 in office equipment respectively.

For the year ended March 31, 2021, the Company has invested $6,112 in kitchen equipment, $195,314 in renovations and $21,741 in office equipment respectively.

Depreciation expenses for the years ended March 31, 2022 and 2021 amounted to $77,717 and $34,362 respectively.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31
	2022	2021
Accrued expenses	$50,388	$35,066
Other payables	43,513	135,383
Total	$93,901	$170,449

Accrued expenses for the years ended March 31, 2022 and 2021 consist of accrued salary, rental, utilities bills, audit fee.

Other payable for the years ended March 31, 2022 and 2021 consist of outstanding marketing expenses and renovation payment and loan from third party.

9. AMOUNT DUE TO RELATED PARTIES

As of March 31, 2020, the Company has an outstanding loan payable to our CEO, Mr. Law Jia Ming of $280,180 and. This loan is unsecured, non-interest bearing and payable on demand. Mr. Law Jia Ming was a director of our subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd., until February 21, 2019 and July 1, 2019 respectively. He has been our CEO and CFO since October 17, 2018.

Amount due to related party, Mr. Law Jia Ming
Balance as of March 31, 2019	$216,911
Advancement from related party	77,487
Foreign currency translation	(14,218)
Balance as of March 31, 2020	$280,180
Loan waiver	(280,180)
Balance as of March 31, 2021	$-

For the year ended March 31, 2021, our CEO and CFO, Mr. Law Jia Ming decided to waive all outstanding loan payable.

10. AMOUNT DUE TO A DIRECTOR

As of March 31, 2021, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $894,480. Of which including an amount due to Synergy Empire HK amounted $24,822. For the year ended March 31, 2022, Mr. Leong Will Liam has further advanced $183,834 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2018	$-
Advancement from Director	22,778
Loan from Director	451,489
Foreign currency translation	172
Balance as of March 31, 2019	$474,439
Loan from Director	173,862
Foreign currency translation	(29,051)
Balance as of March 31, 2020	$619,250
Loan from Director	221,988
Foreign currency translation	28,420
Balance as of March 31, 2021	$869,658
Loan from Director	183,834
Foreign currency translation	(11,892)
Balance as of March 31, 2022	$1,041,600

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

Amount due to director, CBA Capital Holdings Sdn. Bhd.
Balance as of March 31, 2018	$-
Acquisition of Lucky Star Sdn. Bhd. paid on behalf of the Company	24,822
Loan from CBA Capital Holdings Sdn. Bhd.	257,183
Loan forgiveness by CBA Capital Holdings Sdn. Bhd.	(257,183)
Balance as of March 31, 2019	$24,822

Balance as of March 31, 2020	$24,822
Disposal of Synergy Empire HK to Mr. Leong Will Liam	(24,822)
Balance as of March 31, 2021	$-

Amount due to director, Synergy Empire HK
Acquisition of Lucky Star Sdn. Bhd.	$24,822
Balance as of March 31, 2021 and 2022	$24,822

As of March 31, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amount $ 1,041,600 and an outstanding loan payable to Synergy Empire HK amount $ 24,822, totaled $ 1,066,422.

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

The outstanding balance of business loan as of March 31, 2022 and 2021 can be summarized as follow:

	As of March 31
	2022	2021
Bank borrowing (Current portion)	$16,936	$15,559
Bank borrowing (Non-current portion)	8,445	25,836
Total	$25,381	$41,395

For the year ended March 31, 2021, the Company repaid $6,184 to Standard Chartered Saadiq Berhad.

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

For the year ended March 31, 2022, the Company repaid $15,535 in bank borrowings.

Maturities of the loan for each of the five years and thereafter are as follows:

Year ending March 31
2023	$16,936
2024	$8,445
2025	$-
2026	$-
Total	$25,381

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$209,249
Imputed interest	(25,507)
Initial recognition as of April 1, 2019	$183,742
Additional lease recognizes for the year ended March 31, 2020	31,301
Gross lease as of March 31, 2020	215,043

As of March 31, 2022, operating lease right of use asset as follow:

Gross lease as of March 31, 2020	$215,043
Amortization for the year ended March 31, 2020	(70,507)
Balance as of March 31, 2020	$144,536
New lease recognizes for the year ended March 31, 2021	246,652
Amortization for the year ended March 31, 2021	(63,659)
Adjustment for discontinuation of tenancy	(24,253)
Foreign exchange translation	5,642
Balance as of March 31, 2021	$308,918
New lease recognizes for the year ended March 31, 2021	108,270
Amortization for the year ended March 31, 2021	(63,412)
Adjustment for discontinuation of tenancy	(57,532)
Adjustment for discount rate	5,057
Foreign exchange translation	(4,541)
Balance as of March 31, 2022	$296,760

For the year ended March 31, 2022 and 2021, the amortization of the operating lease right of use asset amounted $63,412 and $63,659, respectively.

As of March 31, 2022, operating lease liability as follow:

Gross lease as of March 31, 2020	$215,043
Gross repayment for the year ended March 31, 2020	(79,555)
Imputed interest for the year ended March 31, 2020	10,550
Balance as of March 31, 2020	$146,038
New lease recognizes for the year ended March 31, 2021	246,652
Imputed interest for the year ended March 31, 2021	10,206
Gross repayment for the year ended March 31, 2021	(71,724)
Adjustment for discontinuation of tenancy	(24,253)
Foreign exchange translation	5,716
Balance as of March 31, 2021	$312,635
New lease recognizes for the year ended March 31, 2022	108,270
Imputed interest for the year ended March 31, 2022	15,630
Gross repayment for the year ended March 31, 2022	(77,989)
Adjustment for discontinuation of tenancy	(61,898)
Foreign exchange translation	461
Balance as of March 31, 2022	297,108
lease liability current portion	(65,552)
Lease liability non-current portion	$231,556

Maturities of operating lease obligation as follow:

Year ending
March 31, 2023	65,552
March 31, 2024	69,181
March 31, 2025	66,029
March 31, 2026	54,933
March 31, 2027	21,073
March 31, 2028	20,340
Total	$297,108

Other information:

	For the years ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	-	-
Operating cash flow to operating lease	$74,939	$73,865
Right-of-use assets obtained in exchange for operating lease liabilities	108,270	246,652
Remaining lease term for operating lease (years)	4.42	4.39
Weighted average discount rate for operating lease	5.40%	5.40%

13. CONCENTRATION OF RISK

(a) Major Customers

For the year ended March 31, 2022 and 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major Suppliers

For the year ended March 31, 2022 and 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

14. INCOME TAXES

The loss before income taxes of the Company for the years ended March 31, 2022 and 2021 were comprised of the following:

	For the years ended March 31
	2022	2021
Tax jurisdictions from:
– Local	$(54,489)	$(74,619)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	(1,142)
Hong Kong		1,312
Malaysia	(388,779)	50,726
Loss before income taxes	$(443,268)	$(11,862)

Provision for income taxes consisted of the following:

For the years ended March 31
	2022	2021
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2022, the operations in the United States of America incurred $190,541 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $40,093 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two tier corporate income tax rate based on amount of paid up capital. The 2022 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $603,486) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 500,000 (approximately $120,060) taxable profit with the remaining balance being taxed at 24%.

For the year ended March 31, 2022, Lucky Star F&B Sdn. Bhd. incurred a loss of $238,173 which can be carried forward for seven years to offset its taxable income. Meanwhile, SH Dessert Sdn. Bhd. has a loss of $150,451, which will be utilized to set off against previous accumulated loss.

As of March 31, 2022, the operations in Malaysia generated $1,405,100 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $238,867 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2022 and March 31, 2021:

	As of March 31
	2022		2021
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		40,093		28,691
– Marshall Islands		-		-
– Hong Kong		-		-
– Malaysia		238,867		172,801
		278,960		201,452
Less: valuation allowance		(278,960)		(201,452)
Deferred tax assets	$			$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $278,960 as of March 31, 2022. For the year ended March 31, 2022, the valuation allowance increased by $77,508, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd and SH Dessert Sdn. Bhd.

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

As of March 31, 2021, the Company have an issued and outstanding share of common stock of 1,000,000 with an authorized share of common stock of 450,000,000 with a par value of $0.0001. In addition, the Company have an authorized share of preference stock of 50,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of March 31, 2021.

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of March 31, 2022, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

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

17. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, food and beverage business and single reportable segment based on country, Malaysia.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

	For the Year Ended and As of March 31, 2022
By Business Unit	Food & Beverage Business	Total
Revenue	$127,095	$127,095

Cost of revenue	(73,529)	(73,529)
General and administrative expenses	(531,993)	(531,993)

Loss from operations	(478,427)	(478,427)

Total assets	$659,004	$659,004
Capital expenditure	$49,083	$49,083

	For the Year Ended and As of March 31, 2021
By Business Unit	Food & Beverage Business	Total
Revenue	$161,132	$161,132

Cost of revenue	(57,655)	(57,655)
General and administrative expenses	(492,433)	(492,433)

Loss from operations	(388,956)	(388,956)

Total assets	$1,020,932	$1,020,932
Capital expenditure	$221,988	$221,988

	For the Year Ended and As of March 31, 2022
By Country	Malaysia	Total
Revenue	$127,095	$127,095

Cost of revenue	(73,529)	(73,529)
General and administrative expenses	(531,993)	(531,993)

Loss from operations	(478,427)	(478,427)

Total assets	$659,004	$659,004
Capital expenditure	$49,083	$49,083

	For the Year Ended and As of March 31, 2021
By Country	Malaysia	Total
Revenue	$161,132	$161,132

Cost of revenue	(57,655)	(57,655)
General and administrative expenses	(492,433)	(492,433)

Loss from operations	(388,956)	(388,956)

Total assets	$1,020,932	$1,020,932
Capital expenditure	$221,988	$221,988

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through the date the Company presented these audited financial statements.

