Form 10-Q
period 2022-06-30
Synergy Empire Ltd
filed 2022-08-15
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2022
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2022 and MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2022	As of March 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,194	$18,561
Trade receivables, net	300	271
Prepaid expenses and deposits	35,247	35,773
Inventories	14,310	11,198
TOTAL CURRENT ASSETS	$60,051	$65,803

NON-CURRENT ASSETS
Operating lease right of use asset, net	267,482	296,760
Plant and equipment, net	275,505	295,023
Intangible asset, net	1,315	1,418
TOTAL ASSETS	$604,353	$659,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,210	$11,811
Accrued expenses and other payables	75,445	93,901
Operating lease liability	63,376	65,552
Bank borrowing	16,538	16,936
Amount due to a director	1,155,154	1,066,422
TOTAL CURRENT LIABILITIES	$1,321,723	$1,254,622

NON-CURRENT LIABILITIES
Operating lease liability	204,710	231,556
Bank borrowing	3,759	8,445
TOTAL LIABILITIES	$1,530,192	$1,494,623

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of June 30 and March 31, 2022	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive income/(loss)	33,106	(20,271)
Accumulated deficit	(1,743,128)	(1,599,531)
TOTAL STOCKHOLDERS’ DEFICIT	$(925,839)	$(835,619)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$604,353	$659,004

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2022	2021
	(Unaudited)	(Unaudited)

REVENUE	$44,909	$11,047

COST AND EXPENSES:
Cost of revenue	(20,963)	(3,989)
General and administrative expenses	(167,029)	(121,868)
Total operating costs and expenses	(187,992)	(125,857)
Loss from operations	(143,083)	(114,810)

Other income, net	(514)	8,379

Loss before income tax	(143,597)	(106,431)

Income tax expense	-	-

Net loss	(143,597)	(106,431)

Foreign currency translation gain	53,377	2,302

Total comprehensive loss	$(90,220)	$(104,129)

Net loss per share, basic and diluted	$(0.14)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	1,000,000	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2022	1,000,000	$100	$784,083	$(1,599,531)	$(20,271)	$(835,619)
Net loss for the period	-	-	-	(143,597)	-	(143,597)
Foreign currency translation	-	-	-	-	53,377	53,377
Balance as of June 30, 2022	1,000,000	$100	$784,083	$(1,743,128)	$33,106	$(925,839)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2021	1,000,000	$100	$784,083	$(1,156,263)	$(34,804)	$(406,884)
Net loss for the period	-	-	-	(106,431)	-	(106,431)
Foreign currency translation	-	-	-	-	2,302	2,302
Balance as of June 30, 2021	1,000,000	$100	$784,083	$(1,262,694)	$(32,502)	$(511,013)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,597)	$(106,431)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	31,882	35,695
Write off of other receivables	699	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(740)	-
Increase in inventories	(3,664)	(1,363)
Increase in prepaid expenses	(642)	(122)
Decrease in accounts payable	(57)	(926)
Decrease in accrued liabilities	(15,365)	(89,420)
Change in operating lease liability	(15,413)	(15,921)
Net cash flows used in operating activities	$(146,897)	$(178,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(10,209)	(30,184)
Application of trademark	-	(1,591)
Net cash flows used in investing activities	$(10,209)	$(31,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	126,075	-
Principal repayments of bank loan	(3,938)	(3,773)
Net cash flows (used in)/provided by financing activities	$122,137	$(3,773)

Effect of exchange rate changes	$26,602	$1,649

Net changes in cash and cash equivalents	(8,367)	(212,387)
Cash and cash equivalents, beginning of year	18,561	345,161

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,194	$132,774

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$514	$955

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $56,719, if the aforementioned banks fail.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended June 30
	2022	2021
Period-end MYR : US$1 exchange rate	4.41	4.15
Period-average MYR : US$1 exchange rate	4.38	4.12

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

As of June 30, 2022 and 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,743,128 and $1,599,531 as of June 30, 2022 and March 31, 2022 respectively.

For the three months ended June 30, 2022 and 2021, the Company suffered from a net loss of $143,597 and $106,431 respectively.

Furthermore, the Company recorded a negative working capital of $1,261,672 and $1,188,819 as of as of June 30, 2022 and March 31, 2022 respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of June 30, 2022	As of March 31, 2022
Rental deposits	$21,031	$22,048
Other deposits	1,597	-
Prepaid expenses	12,619	12,050
Other receivables	-	1,675
Total	$35,247	$35,773

The rental deposits represent the deposit of the tenancy agreements.

Other deposits consist of deposit of copy machine, coffee machine and security deposits.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, water supplies.

5. INVENTORIES

	As of June 30, 2022	As of March 31, 2022
Raw material, at cost	$14,310	$11,198

6. PLANT AND EQUIPMENT

	As of June 30, 2022	As of March 31, 2022
Renovation	$343,832	$360,458
Office equipment	39,420	41,187
Kitchen equipment	41,899	33,427
Motor vehicle	11,117	11,654
Total plant and equipment	$436,268	$446,726
Less: Accumulated depreciation	(160,763)	(151,703)
Total plant and equipment	$275,505	$295,023

For the three months ended June 30, 2022, the Company has invested $10,076 in kitchen equipment and $134 in office equipment respectively.

For the three months ended June 30, 2021, the Company had invested $6,036 in kitchen equipment, $8,499 in renovations and $15,649 in office equipment respectively.

Depreciation expenses for three months ended June 30, 2022 and 2021 amounted to $16,157 and $19,446 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of June 30, 2022	As of March 31, 2022
Accrued expenses	$35,564	$50,388
Other payables	39,881	43,513
Total	$75,445	$93,901

Accrued expenses consist of accrued salary, utilities bills and professional fee.

Other payable consist of outstanding marketing expenses, payables to suppliers, loan from third party and sales and service tax payable.

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,066,422. Of which including an amount due to Synergy Empire HK, amounted $24,822. For the three months ended June 30, 2022, Mr. Leong Will Liam has further advanced $126,075 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2022	$1,041,600
Loan from Director	126,075
Foreign currency translation	(37,343)
Balance as of June 30, 2022	$1,130,332
Balance as of June 30, 2022 - Amount due to Synergy Empire HK	24,822
Balance as of June 30, 2022 - Total amount due to director	$1,155,154

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

The outstanding balance of business loan as of June 30 and March 31, 2022 can be summarized as follow:

	As of June 30, 2022	As of March 31, 2022
Bank borrowing (Current portion)	$16,538	$16,936
Bank borrowing (Non-current portion)	3,759	8,445
Total	$20,297	$25,381

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

For the three months ended June 30, 2022, the Company repaid $3,938 in bank borrowings.

For the three months ended June 30, 2021, the Company repaid $3,773 in bank borrowings.

Maturities of the loan for each of the three years and thereafter are as follows:

Year ending March 31

2023	$12,260
2024	$8,037
Total	$20,297

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of March 31, 2022	296,760
Amortization for the three months ended June 30, 2022	(15,590)
Adjustment for discount rate	-
Foreign exchange translation	(13,688)
Balance as of June 30, 2022	267,482

For the three months ended June 30, 2022 and 2021, the amortization of the operating lease right of use asset amounted $15,590 and $16,222, respectively.

Lease Liability
Balance as of March 31, 2022	297,108
Imputed interest	3,672
Gross repayment	(18,990)
Foreign exchange translation	(13,704)
Balance as of June 30, 2022	268,086
Lease liability current portion	63,376
Lease liability non-current portion	$204,710

Maturities of operating lease obligation as follow:

Year ending
March 31, 2023	47,210
March 31, 2024	65,990
March 31, 2025	62,983
March 31, 2026	52,400
March 31, 2027	20,101
February 29, 2028	19,402
Total	$268,086

Other information:

	For the three months ended June 30
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow to operating lease	$19,382	$20,597
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	4.20	4.14
Weighted average discount rate for operating lease	5.40%	5.70%

11. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended June 30, 2022 and 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three months ended June 30, 2022 and 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

12. INCOME TAXES

The loss before income taxes of the Company for the three months ended June 30, 2022 and 2021 were comprised of the following:

	For the three months ended June 30
	2022	2021
Tax jurisdictions from:
– Local	$(40,188)	$(10,583)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	(103,409)	(95,848)
Loss before income taxes	$(143,597)	$(106,431)

Provision for income taxes consisted of the following:

For the three months ended June 30
	2022	2021
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2022, the operations in the United States of America incurred $231,109 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $48,533 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2022 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $603,486) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $120,060) taxable profit with the remaining balance being taxed at 24%.

For the three months ended June 30, 2022, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd incurred a loss of $61,673 and $41,736, respectively, which can be carried forward for seven years to offset its taxable income.

As of June 30, 2022, the operations in Malaysia generated $1,508,775 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $256,440 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30 and March 31, 2022:

	As of June 30, 2022		As of March 31, 2022
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		48,533		40,093
– Marshall Islands		-		-
– Malaysia		256,440		238,867
		304,973		278,960
Less: valuation allowance		(304,973)		(278,960)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $304,973 as of June 30, 2022. For three months ended June 30, 2022, the valuation allowance increased by $26,013, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd and SH Desserts Shd. Bhd.

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

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of June 30, 2022, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

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

	For the Three Months Ended and As of June 30, 2022
By Business Unit	Food & Beverage Business	Total
Revenue	$44,909	$44,909

Cost of revenue	(20,963)	(20,963)
General and administrative expenses	(167,029)	(167,029)

Loss from operations	(143,083)	(143,083)

Total assets	$604,353	$604,353
Capital expenditure	$10,209	$10,209

	For the Three Months Ended and As of June 30, 2021
By Business Unit	Food & Beverage Business	Total
Revenue	$11,047	$11,047

Cost of revenue	(3,989)	(3,989)
General and administrative expenses	(121,868)	(121,868)

Loss from operations	(114,810)	(114,810)

Total assets	$809,780	$809,780
Capital expenditure	$30,184	$30,184

	For the Three Months Ended and As of June 30, 2022
By Country	United States	Malaysia	Total
Revenue	$-	$44,909	$44,909

Cost of revenue	-	(20,963)	(20,963)
General and administrative expenses	-	(167,029)	(167,029)

Loss from operations	-	(143,083)	(143,083)

Total assets	$7,310	$597,043	$604,353
Capital expenditure	$-	$10,209	$10,209

	For the Three Months Ended and As of June 30, 2021
By Country	United States	Malaysia	Total
Revenue	$-	$11,047	$11,047

Cost of revenue	-	(3,989)	(3,989)
General and administrative expenses	-	(121,868)	(121,868)

Loss from operations	-	(114,810)	(114,810)

Total assets	$24,721	$785,059	$809,780
Capital expenditure	$-	$30,184	$30,184

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through the date the Company presented these audited financial statements.

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

The Company’s central kitchen and two restaurants were and will continue to operate throughout each phase of NRP, however improvement on financial performance will not be expected until late August which is the beginning of Phase 3 where dining in restaurants and cafes will be allowed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated July 14, 2022, for the year ended March 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operations

For the three months ended June 30, 2022 and 2021, the Company has generated a revenue of $44,909 and $11,047. Breakdown of revenue as following:

	Three months ended June 30
	2022	2021
Dine-In and Take Away Revenue	$26,495	$6,257
Percentage towards Total Revenue	59.00%	56.64%

Delivery Revenue	$18,414	$4,790
Percentage towards Total Revenue	41.00%	43.36%

Total Revenue	$44,909	$11,047

Total Cost of Sales	$20,963	$3,989

Total Gross Profit	$23,946	$7,058
Gross Profit Margin	53.32%	63.89%

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

Revenue for the Three Months ended June 30, 2022 and 2021

Dine-in and take away revenue improved from $6,257 for the three months ended June 30, 2021 to $26,495 for the three months ended June 30, 2022.

Delivery revenue improved from $4,790 for the three months ended June 30, 2021 to $18,414 for the three months ended June 30, 2022.

Total revenue improved from $11,047 for the three months ended June 30, 2021 to $44,909 for the three months ended June 30, 2022, primarily due to improvement in dine-in and take away revenue as a result of the relaxation of NRP, which previously discourage nearby residents to travel beyond restricted area for dining and take away thusly.

General and Administrative Expenses

For the three months ended June 30, 2022 and 2021, the Company has incurred a general and administrative expenses of $167,029 and $121,868 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Three months ended June 30
Primary expenses	2022	2021
Salary and salary related expenses	$68,913	$53,472
Percentage towards General and Administrative Expenses	41.26%	43.88%

Lease expenses	$19,382	$20,597
Percentage towards General and Administrative Expenses	11.60%	16.90%

Utility expenses	$8,955	$6,236
Percentage towards General and Administrative Expenses	5.36%	5.12%

Depreciation and amortization expenses	$16,194	$19,473
Percentage towards General and Administrative Expenses	9.70%	15.98%

Professional expenses	$13,325	$6,647
Percentage towards General and Administrative Expenses	7.98%	5.45%

Repair and maintenance expenses	$3,138	$2,988
Percentage towards General and Administrative Expenses	1.88%	2.45%

Compliance expenses	$410	$736
Percentage towards general and administrative expenses	0.24%	0.60%

Advertisement and promotion expenses	$2,967	$-
Percentage towards General and Administrative Expenses	1.78%	-%

Total primary expenses	$133,284	$110,149
Percentage towards General and Administrative Expenses	79.80%	90.38%

Miscellaneous expenses	$33,745	11,719
Percentage towards General and Administrative Expenses	20.20%	9.62%

Net Loss

For the three months ended June 30, 2022 and 2021, the Company has incurred a net loss of $143,597 and $106,431 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended June 30, 2022, the Company has used $146,897 in operating activities primarily caused by net loss from operating, decrease in accrued liability and lease liability contra by depreciation expenses add back.

For the three months ended June 30, 2021, the Company has used $178,488 in operating activities primarily caused by net loss from operating, decrease in accrued liability and lease liability contra by depreciation expenses add back.

Cash Used In Investing Activities

The Company has invested $10,209 in investing activity for the acquisition of new kitchen equipment and office equipment for the three months ended June 30, 2022.

The Company has invested $31,775 in investing activity for the acquisition of new kitchen equipment, office equipment, renovation and application of trademark for the three months ended June 30, 2021.

Cash Provided by Financing Activities

For the three months ended June 30, 2022, the Company repaid $3,938 to bank loan and received $126,075 from financing cash flow primarily consist of advances from director.

For the three months ended June 30, 2021, the Company repaid $3,773 to bank loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2022.

Contractual Obligations

As of June 30, 2022, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

101..INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY EMPIRE LIMITED
(Name of Registrant)

Date: August 15, 2022

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

