Form 10-Q
period 2022-09-30
Synergy Empire Ltd
filed 2022-11-10
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of November 10, 2022
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2022	As of March 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,807	$18,561
Trade receivables, net	398	271
Prepaid expenses and deposits	29,045	35,773
Inventories	12,991	11,198
TOTAL CURRENT ASSETS	$48,241	$65,803

NON-CURRENT ASSETS
Operating lease right of use asset, net	239,265	296,760
Plant and equipment, net	247,898	295,023
Intangible asset, net	1,215	1,418
TOTAL ASSETS	$536,619	$659,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,197	$11,811
Accrued expenses and other payables	83,435	93,901
Operating lease liability	61,066	65,552
Bank borrowing	15,483	16,936
Amount due to a director	1,209,827	1,066,422
TOTAL CURRENT LIABILITIES	$1,382,008	$1,254,622

NON-CURRENT LIABILITIES
Operating lease liability	179,032	231,556
Bank borrowing	-	8,445
TOTAL LIABILITIES	$1,561,040	$1,494,623

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of September 30 and March 31, 2022	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive income/(loss)	95,033	(20,271)
Accumulated deficit	(1,903,637)	(1,599,531)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,024,421)	$(835,619)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$536,619	$659,004

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
REVENUE	$57,441	$16,837	$102,350	$27,883

COST AND EXPENSES:
Cost of revenue	(38,832)	(6,732)	(59,795)	(10,721)
General and administrative expenses	(178,717)	(137,397)	(345,746)	(259,265)
Total operating costs and expenses	(217,549)	(144,129)	(405,541)	(269,986)
Loss from operations	(160,108)	(127,292)	(303,191)	(242,103)

Other income, Net	(401)	13,136	(915)	21,516

Loss before income tax	(160,509)	(114,156)	(304,106)	(220,587)

Income tax expense	-	-	-	-

Net Loss	(160,509)	(114,156)	(304,106)	(220,587)

Foreign currency translation gain	61,927	6,845	115,303	9,147

Total comprehensive loss	$(98,582)	$(107,311)	$(188,803)	$(211,440)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.16)	$(0.11)	$(0.30)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive INCOME	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2022	1,000,000	$100	$784,083	$(1,599,531)	$(20,271)	$(835,619)
Net loss for the period	-	-	-	(143,597)	-	(143,597)
Foreign currency translation gain	-	-	-	-	53,377	53,377
Balance as of June 30, 2022	1,000,000	$100	$784,083	$(1,743,128)	$33,106	$(925,839)
Net loss for the period	-	-	-	(160,509)	-	(160,509)
Foreign currency translation gain	-	-	-	-	61,927	61,927
Balance as of September 30, 2022	1,000,000	$100	$784,083	$(1,903,637)	$95,033	$(1,024,421)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2021	1,000,000	$100	$784,083	$(1,156,263)	$(34,804)	$(406,884)
Net loss for the period	-	-	-	(106,431)	-	(106,431)
Foreign currency translation gain	-	-	-	-	2,302	2,302
Balance as of June 30, 2021	1,000,000	$100	$784,083	$(1,262,694)	$(32,502)	$(511,013)
Net loss for the period	-	-	-	(114,156)	-	(114,156)
Foreign currency translation gain	-	-	-	-	6,845	6,845
Balance as of September 30, 2021	1,000,000	$100	$784,083	$(1,376,850)	$(25,657)	$(618,324)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTMEBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Six Months Ended, September 30
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304,106)	$(220,587)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	63,005	71,480
Write off of other receivables	688	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(846)	-
Increase in inventories	(2,985)	(3,970)
Decrease/(Increase) in prepaid expenses	4,296	(687)
Increase/(Decrease) in accounts payable	1,548	(830)
Decrease in accrued liabilities	(3,942)	(100,285)
Change in operating lease liability	(30,546)	(31,824)
Net cash flows used in operating activities	$(272,888)	$(286,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(11,396)	(31,659)
Application of trademark	-	(1,579)
Net cash flows used in investing activities	$(11,396)	$(33,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	224,091	5,984
Principal repayments of bank loan	(7,846)	(7,590)
Net cash flows provided by/(used in) financing activities	$216,245	$(1,606)

Effect of exchange rate changes in cash and cash equivalents	$55,285	$3,312

Net changes in cash and cash equivalents	(12,754)	(318,235)
Cash and cash equivalents, beginning of year	18,561	345,161

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,807	$26,926

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$917	$1,794

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $53,920 if the aforementioned banks fail.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgits (“MYR”) and United States Dollars (“US$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the six months ended September 30
	2022	2021
Period-end MYR : US$1 exchange rate	4.64	4.18
Period-average MYR : US$1 exchange rate	4.45	4.16

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

As of September 30, 2022 and 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

As of September 30, 2022, the Company have three operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $1,903,637 and $1,599,531 as of September 30, 2022 and March 31, 2022, respectively.

For the six months ended September 30, 2022 and 2021, the Company suffered from a net loss of $304,106 and $220,587 respectively.

For the six months ended September 30, 2022 and 2021, the Company recorded operating cash outflows of $272,888 and $286,703 in operating activities respectively.

Furthermore, the Company recorded a negative working capital of $1,333,767 and $1,188,819 as of as of September 30, 2022 and March 31, 2022 respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of September 30, 2022	As of March 31, 2022
Rental deposits	$19,994	$22,048
Other deposits	1,518	-
Prepaid expenses	7,533	12,050
Other receivables	-	1,675
Total	$29,045	$35,773

The rental deposits represent the deposit of the tenancy agreements.

Other deposits consist of deposit of copy machine, coffee machine and security deposits.

Prepaid expenses represent the deposit payments of public utilities, such as electricity, telephone, and water supplies.

5. INVENTORIES

	As of September 30, 2022	As of March 31, 2022
Raw material, at cost	$12,991	$11,198

6. PLANT AND EQUIPMENT

	As of September 30, 2022	As of March 31, 2022
Renovation	$326,865	$360,458
Office equipment	37,475	41,187
Kitchen equipment	41,124	33,427
Motor vehicle	10,568	11,654
Total plant and equipment	$416,032	$446,726
Less: Accumulated depreciation	(168,134)	(151,703)
Total plant and equipment	$247,898	$295,023

For the six months ended September 30, 2022, the Company has invested $11,264 in kitchen equipment and $132 in office equipment respectively.

For the six months ended September 30, 2021, the Company has invested $6,135 in kitchen equipment, $8,434 in renovations and $17,090 in office equipment respectively.

Depreciation expenses for six months ended September 30, 2022 and 2021 amounted to $31,846 and $38,991 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of September 30, 2022	As of March 31, 2022
Accrued expenses	$45,953	$50,388
Other payables	37,482	43,513
Total	$83,435	$93,901

Accrued expenses consist of accrued salary, utilities bills, and professional fee.

Other payable consist of outstanding marketing expenses, payables to suppliers, loan from third party and sales and service tax payable.

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,066,422. Of which including an amount due to Synergy Empire HK, amounted $24,822.

For the six months ended September 30, 2022, Mr. Leong Will Liam has further advanced $224,091 to the Company for working capital purpose.

As of September 30, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,209,827, of which including an amount due to Synergy Empire HK, amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2022	$1,041,600
Loan from Director	224,091
Foreign currency translation	(80,686)
Balance as of September 30, 2022	$1,185,005
Balance as of September 30, 2022 - Amount due to Synergy Empire HK	24,822
Balance as of September 30, 2022 - Total amount due to director	$1,209,827

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

The outstanding balance of business loan as of September 30 and March 31, 2022 can be summarized as follow:

	As of September 30, 2022	As of March 31, 2022
Bank borrowing (Current portion)	$15,483	$16,936
Bank borrowing (Non-current portion)	-	8,445
Total	$15,483	$25,381

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

For the six months ended September 30, 2022, the Company repaid $7,846 in bank borrowings.

For the six months ended September 30, 2021, the Company repaid $7,590 in bank borrowings.

Maturities of the loan for each of the three years and thereafter are as follows:

Year ending March 31
2023	$7,861
2024	$7,622
Total	$15,483

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of March 31, 2022	296,760
Amortization for the six months ended September 30, 2022	(29,839)
Adjustment for discount rate	-
Foreign exchange translation	(27,656)
Balance as of September 30, 2022	239,265

For the six months ended September 30, 2022 and 2021, the amortization of the operating lease right of use asset amounted $29,839 and $32,423, respectively.

Lease Liability
Balance as of March 31, 2022	297,108
Imputed interest	6,784
Gross repayment	(36,105)
Foreign exchange translation	(27,689)
Balance as of September 30, 2022	240,098
Lease liability current portion	61,066
Lease liability non-current portion	$179,032

Maturities of operating lease obligation as follow:

Year ending
March 31, 2023	30,122
March 31, 2024	62,734
March 31, 2025	59,875
March 31, 2026	49,814
March 31, 2027	19,109
February 29, 2028	18,444
Total	$240,098

Other information:

	For the six months ended September 30
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$38,152	$40,879
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	3.97	3.89
Weighted average discount rate for operating lease	5.40%	5.70%

11. CONCENTRATION OF RISK

(a)	Major Customers

For the three and six months ended September 30, 2022 and 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three and six months ended September 30, 2022 and 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

12. INCOME TAXES

The loss before income taxes of the Company for the six months ended September 30, 2022 and 2021 were comprised of the following:

	For the six months ended September 30
	2022	2021
Tax jurisdictions from:
– Local	$(85,865)	$(22,523)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	(218,241)	(198,064)
Loss before income taxes	$(304,106)	$(220,587)

Provision for income taxes consisted of the following:

For the six months ended September 30
	2022	2021
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2022, the operations in the United States of America incurred $276,786 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $58,125 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2022 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $539,200) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $129,408) taxable profit with the remaining balance being taxed at 24%.

For the six months ended September 30, 2022, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a loss of $133,840 and $84,401 respectively, which can be carried forward for seven years to offset its taxable income.

As of September 30, 2022, the operations in Malaysia generated $1,623,255 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $275,953 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2022 and March 31, 2022:

	As of	As of
	September 30, 2022	March 31, 2022
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	58,125	40,093
– Marshall Islands	-	-
– Malaysia	275,953	238,867
	334,078	278,960
Less: valuation allowance	(334,078)	(278,960)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $334,078 as of September 30, 2022. For six months ended September 30, 2022, the valuation allowance increased by $55,118, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd.

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

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of September 30, 2022, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

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

	For the Six Months Ended and As of September 30, 2022
By Business Unit	Food & Beverage Business	Total
Revenue	$102,350	$102,350

Cost of revenue	(59,795)	(59,795)
General and administrative expenses	(345,746)	(345,746)

Loss from operations	(303,191)	(303,191)

Total assets	$536,619	$536,619
Capital expenditure	$11,396	$11,396

	For the Six Months Ended and As of September 30, 2021
By Business Unit	Food & Beverage Business	Total
Revenue	$27,883	$27,883

Cost of revenue	(10,721)	(10,721)
General and administrative expenses	(259,265)	(259,265)

Loss from operations	(242,103)	(242,103)

Total assets	$667,595	$667,595
Capital expenditure	$31,659	$31,659

	For the Six Months Ended and As of September 30, 2022
By Country	United States	Malaysia	Total
Revenue	$-	$102,350	$102,350

Cost of revenue	-	(59,795)	(59,795)
General and administrative expenses	(85,865)	(259,881)	(345,746)

Loss from operations	(85,865)	(217,326)	(303,191)

Total assets	$3,646	$532,973	$536,619
Capital expenditure	$-	$11,396	$11,396

	For the Six Months Ended and As of September 30, 2021
By Country	United States	Malaysia	Total
Revenue	$-	$27,883	$27,883

Cost of revenue	-	(10,721)	(10,721)
General and administrative expenses	(23,243)	(236,022)	(259,265)

Loss from operations	(23,243)	(218,860)	(242,103)

Total assets	$24,198	$643,397	$667,595
Capital expenditure	$-	$31,659	$31,659

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022 up through the date the Company presented these unaudited financial statements.

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

The Company’s central kitchen and two restaurants were and will continue to operate throughout each phase of NRP.

Results of Operations

For the six months ended September 30, 2022 and 2021, the Company has generated a revenue of $102,350 and $27,883, respectively. Breakdown of revenue as following:

	Three months ended September 30		Six months ended September 30
	2022	2021	2022	2021
Dine-In and Take Away Revenue	$34,063	$1,502	$60,558	$7,759
Percentage towards Total Revenue	59.30%	8.92%	59.17%	27.83%

Delivery Revenue	$23,378	$15,335	$41,792	$20,124
Percentage towards Total Revenue	40.70%	91.08%	40.83%	72.17%

Total Revenue	$57,441	$16,837	$102,350	$27,883

Total Cost of Sales	$(38,832)	$(6,732)	$(59,795)	$(10,721)

Total Gross Profit	$18,609	$10,105	$42,555	$17,162
Gross Profit Margin	32.40%	60.02%	41.58%	61.55%

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

Revenue for the Three Months ended September 30, 2022 and 2021

Dine-in and take away revenue improved from $1,502 for the three months ended September 30, 2021 to $34,063 for the three months ended September 30, 2022.

Delivery revenue improved from $15,335 for the three months ended September 30, 2021 to $23,378 for the three months ended September 30, 2022.

Total revenue improved from $16,837 for the three months ended September 30, 2021 to $57,441 for the three months ended September 30, 2022, which primarily due to improvement in dine-in and take away revenue.

Revenue for the Six Months ended September 30, 2022 and 2021

Dine-in and take away improved from $7,759 for the six months ended September 30, 2021 to $60,558 for the six months ended September 30, 2022

Delivery revenue improved from $20,124 for the six months ended September 30, 2021 to $41,792 for the six months ended September 30, 2022.

Total revenue improved from $27,883 for the six months ended September 30, 2021 to $102,350 for the six months ended September 30, 2022, which primarily due to improvement in dine-in and take away revenue as a result of the relaxation of NRP, which allow consumers to dine in public area and the effect of our advertisement and promotions.

General and Administrative Expenses

For the six months ended September 30, 2022 and 2021, the Company has incurred a general and administrative expenses of $345,746 and $259,265 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Six months ended September 30
Primary expenses	2022	2021
Salary and salary related expenses	$139,584	$122,374
Percentage towards General and Administrative Expenses	40.37%	47.20%

Lease expenses	$38,152	$40,879
Percentage towards General and Administrative Expenses	11.03%	15.77%

Utility expenses	$18,267	$12,693
Percentage towards General and Administrative Expenses	5.28%	4.90%

Depreciation expenses	$31,921	$39,057
Percentage towards General and Administrative Expenses	9.23%	15.06%

Professional expenses	$37,341	$16,068
Percentage towards General and Administrative Expenses	10.80%	6.20%

Repair and maintenance expenses	$5,961	$6,093
Percentage towards General and Administrative Expenses	1.72%	2.35%

Compliance expenses	$1,809	$3,059
Percentage towards general and administrative expenses	0.52%	1.18%

Advertisement and promotion expenses	$6,942	$-
Percentage towards General and Administrative Expenses	2.01%	0.00%

Total primary expenses	$279,977	$240,223
Percentage towards General and Administrative Expenses	80.98%	92.66%

Miscellaneous expenses	$65,769	$19,042
Percentage towards General and Administrative Expenses	19.02%	7.34%

Gain on disposal of motor vehicle	$-	$-

Total General and Administrative Expenses	$345,746	$259,265

Net Loss

For the six months ended September 30, 2022 and 2021, the Company has incurred a net loss of $304,106 and $220,587 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended September 30, 2022, the Company has used $272,888 in operating activities caused by net loss from operating, increase in inventories, accounts receivable, accounts payable, decrease in prepayment, accrued liabilities and lease liability contra by depreciation and write off of other receivables.

For the six months ended September 30, 2021, the Company has used $286,703 in operating activities primarily caused by net loss from operating, increase in inventories, prepayment, decrease in account payable, accrued liabilities and lease liability contra by depreciation expenses add back.

Cash Used in Investing Activities

The Company has invested $11,396 in investing activity for the acquisition of new kitchen equipment and office equipment for the six months ended September 30, 2022.

The Company has invested $33,238 in investing activity for the acquisition of new kitchen equipment, office equipment, renovation and application of trademark for the six months ended September 30, 2021.

Cash Provided by Financing Activities

For the six months ended September 30, 2022, the Company received $224,091 from financing cash flow primarily consist of advances from director and repaid $7,846 to bank loan.

For the six months ended September 30, 2021, the Company received $5,984 of advances from director and repaid $7,590 to bank loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2022.

Contractual Obligations

As of September 30, 2022, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2022

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

