Form 10-Q
period 2022-12-31
Synergy Empire Ltd
filed 2023-02-14
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2022

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of February 14, 2023
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2022	As of March 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,641	$18,561
Trade receivables, net	-	271
Prepaid expenses and deposits	1,183	35,773
Inventories	-	11,198
TOTAL CURRENT ASSETS	$6,824	$65,803

NON-CURRENT ASSETS
Operating lease right of use asset, net	-	296,760
Plant and equipment, net	68,564	295,023
Intangible asset, net	1,242	1,418
TOTAL ASSETS	$76,630	$659,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,956	$11,811
Accrued expenses and other payables	55,657	93,901
Operating lease liability	-	65,552
Bank borrowing	12,197	16,936
Amount due to a director	1,314,934	1,066,422
TOTAL CURRENT LIABILITIES	$1,388,744	$1,254,622

NON-CURRENT LIABILITIES
Operating lease liability	-	231,556
Bank borrowing	-	8,445
TOTAL LIABILITIES	$1,388,744	$1,494,623

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of December 31 and March 31, 2022	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive income/(loss)	23,400	(20,271)
Accumulated deficit	(2,119,697)	(1,599,531)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,312,114)	$(835,619)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,630	$659,004

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
REVENUE	$11,400	$54,521	$113,750	$82,404

COST AND EXPENSES:
Cost of revenue	(9,286)	(15,753)	(69,081)	(26,474)
General and administrative expenses	(217,866)	(134,112)	(563,612)	(393,377)
Total operating costs and expenses	(227,152)	(149,865)	(632,693)	(419,851)
Loss from operations	(215,752)	(95,344)	(518,943)	(337,447)

Other income, Net	(308)	10,453	(1,223)	31,969

Loss before income tax	(216,060)	(84,891)	(520,166)	(305,478)

Income tax expense	-	-	-	-

Net Loss	(216,060)	(84,891)	(520,166)	(305,478)

Foreign currency translation gain/(loss)	(71,633)	(4,455)	43,670	4,692

Total comprehensive loss	$(287,693)	$(89,346)	$(476,496)	$(300,786)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.22)	$(0.08)	$(0.52)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive INCOME	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2022	1,000,000	$100	$784,083	$(1,599,531)	$(20,271)	$(835,619)
Net loss for the period	-	-	-	(143,597)	-	(143,597)
Foreign currency translation gain	-	-	-	-	53,377	53,377
Balance as of June 30, 2022	1,000,000	$100	$784,083	$(1,743,128)	$33,106	$(925,839)
Net loss for the period	-	-	-	(160,509)	-	(160,509)
Foreign currency translation gain	-	-	-	-	61,927	61,927
Balance as of September 30, 2022	1,000,000	$100	$784,083	$(1,903,637)	$95,033	$(1,024,421)
Net loss for the period	-	-	-	(216,060)	-	(216,060)
Foreign currency translation loss	-	-	-	-	(71,633)	(71,633)
Balance as of December 31, 2022	1,000,000	100	784,083	(2,119,697)	23,400	(1,312,114)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2021	1,000,000	$100	$784,083	$(1,156,263)	$(34,804)	$(406,884)
Net loss for the period	-	-	-	(106,431)	-	(106,431)
Foreign currency translation gain	-	-	-	-	2,302	2,302
Balance as of June 30, 2021	1,000,000	$100	$784,083	$(1,262,694)	$(32,502)	$(511,013)
Net loss for the period	-	-	-	(114,156)	-	(114,156)
Foreign currency translation gain	-	-	-	-	6,845	6,845
Balance as of September 30, 2021	1,000,000	$100	$784,083	$(1,376,850)	$(25,657)	$(618,324)
Net loss for the period	-	-	-	(84,891)	-	(84,891)
Foreign currency translation loss	-	-	-	-	(4,455)	(4,455)
Balance as of December 31, 2021	1,000,000	$100	$784,083	$(1,461,741)	$(30,112)	$(707,670)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended, December 31
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(520,166)	$(305,478)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	74,521	107,880
Inventory written off	11,115
Fixed asset written off	182,716	-
Write off of other receivables	683	736
Changes in operating assets and liabilities:
Increase in accounts receivable	(429)	-
Increase in inventories	(618)	(6,597)
Decrease in prepaid expenses	33,100	718
(Decrease)/Increase in accounts payable	(5,233)	1,467
Decrease in accrued liabilities	(34,989)	(95,676)
Change in operating lease liability	(36,448)	(48,025)
Net cash flows used in operating activities	$(295,748)	$(344,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(11,434)	(45,380)
Application of trademark	-	(1,577)
Net cash flows used in investing activities	$(11,434)	$(46,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	281,406	118,802
Principal repayments of bank loan	(11,838)	(11,524)
Net cash flows provided by financing activities	$269,568	$107,278

Effect of exchange rate changes in cash and cash equivalents	$24,694	$1,197

Net changes in cash and cash equivalents	(12,920)	(283,457)
Cash and cash equivalents, beginning of year	18,561	345,161

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,641	$61,704

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$1,225	$2,536

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $56,787 if the aforementioned banks fail.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the nine months ended December 31
	2022	2021
Period-end MYR : US$1 exchange rate	4.40	4.17
Period-average MYR : US$1 exchange rate	4.48	4.16

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

As of December 31, 2022 and 2021, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. As of December 31, 2022, the Company have no operating lease.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,119,697 and $1,599,531 as of December 31, 2022 and March 31, 2022, respectively.

For the nine months ended December 31, 2022 and 2021, the Company suffered from a net loss of $520,166 and $305,478 respectively.

For the nine months ended December 31, 2022 and 2021, the Company recorded operating cash outflows of $295,748 and $344,975 in operating activities respectively.

Furthermore, the Company recorded a negative working capital of $1,381,920 and $1,188,819 as of December 31, 2022 and March 31, 2022 respectively.

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

4. PREPAID EXPENSES AND DEPOSITS

	As of December 31, 2022	As of March 31, 2022
Rental deposits	$-	$22,048
Prepaid expenses	1,183	12,050
Other receivables	-	1,675
Total	$1,183	$35,773

The rental deposits represent the deposit of the tenancy agreements. As of December 31, 2022, the rental deposits have been forfeited as the Company has terminated all the tenancy agreements before the agreements due.

Prepaid expenses represent the payments of subscription fees.

5. INVENTORIES

	As of December 31, 2022	As of March 31, 2022
Raw material, at cost	$-	$11,198

On October 31, 2022, the Company has terminated all the tenancy agreements. As of December 31, 2022, the Company has no inventory because all the inventories become obsolete to be used in the business operation.

6. PLANT AND EQUIPMENT

	As of December 31, 2022	As of March 31, 2022
Renovation	$-	$360,458
Office equipment	39,468	41,187
Kitchen equipment	43,423	33,427
Motor vehicle	11,130	11,654
Total plant and equipment	$94,021	$446,726
Less: Accumulated depreciation	(25,457)	(151,703)
Total plant and equipment	$68,564	$295,023

For the nine months ended December 31, 2022, the Company has invested $11,303 in kitchen equipment and $131 in office equipment respectively. The Company has written off $182,716 in renovation due to discontinuation of all tenancy agreements.

For the nine months ended December 31, 2021, the Company has invested $14,720 in kitchen equipment, $13,588 in renovations and $17,072 in office equipment respectively.

Depreciation expenses for three and nine months ended December 31, 2022 amounted to $6,445 and $38,291 respectively.

Depreciation expenses for three and nine months ended December 31, 2021 amounted to $19,861 and $58,852 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31, 2022	As of March 31, 2022
Accrued expenses	$16,310	$50,388
Other payables	38,893	43,513
Deposit received	454	-
Total	$55,657	$93,901

Accrued expenses consist of taxation fee and professional fee.

Other payables consist of outstanding marketing expenses and sales and service tax payable.

Deposit received consist of deposit from lease agreement.

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,066,422. Of which including an amount due to Synergy Empire HK, amounted $24,822.

For the nine months ended December 31, 2022, Mr. Leong Will Liam has further advanced $281,406 to the Company for working capital purpose.

As of December 31, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,314,934, of which including an amount due to Synergy Empire HK, amounted $24,822.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2022	$1,041,600
Loan from Director	281,406
Foreign currency translation	(32,894)
Balance as of December 31, 2022	$1,290,112
Balance as of December 31, 2022 - Amount due to Synergy Empire HK	24,822
Balance as of December 31, 2022 - Total amount due to director	$1,314,934

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

The outstanding balance of business loan as of December 31 and March 31, 2022 can be summarized as follow:

	As of December 31, 2022	As of March 31, 2022
Bank borrowing (Current portion)	$12,197	$16,936
Bank borrowing (Non-current portion)	-	8,445
Total	$12,197	$25,381

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

For the nine months ended December 31, 2022, the Company repaid $11,838 in bank borrowings.

For the nine months ended December 31, 2021, the Company repaid $11,524 in bank borrowings.

Maturities of the loan for each of the two years and thereafter are as follows:

Year ending March 31
2023	$12,197
Total	$12,197

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of March 31, 2022	296,760
Amortization for the nine months ended December 31, 2022	(36,744)
Adjustment for discount rate	-
Adjustment for discontinuation of tenancy	(246,669)
Foreign exchange translation	(13,347)
Balance as of December 31, 2022	-

For the nine months ended December 31, 2022 and 2021, the amortization of the operating lease right of use asset amounted $36,744 and $48,922, respectively.

Lease Liability
Balance as of March 31, 2022	297,108
Imputed interest	8,254
Gross repayment	(44,362)
Adjustment for discontinuation of tenancy	(247,638)
Foreign exchange translation	(13,362)
Balance as of December 31, 2022	-
Lease liability current portion	-
Lease liability non-current portion	$-

Other information:

	For the nine months ended December 31
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$43,283	$61,251
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	-	3.65
Weighted average discount rate for operating lease	-%	5.70%

As at December 31, 2022, the Company has terminated all the tenancy agreement.

11. CONCENTRATION OF RISK

(a)	Major Customers

For the three and nine months ended December 31, 2022 and 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the three and nine months ended December 31, 2022 and 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

12. INCOME TAXES

The loss before income taxes of the Company for the nine months ended December 31, 2022 and 2021 were comprised of the following:

	For the nine months ended December 31
	2022	2021
Tax jurisdictions from:
– Local	$(69,532)	$(23,806)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(1,800)	-
Hong Kong	-	-
Malaysia	(448,834)	(281,672)
Loss before income taxes	$(520,166)	$(305,478)

Provision for income taxes consisted of the following:

For the nine months ended December 31
	2022	2021
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2022, the operations in the United States of America incurred $260,452 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $54,695 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2022 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $567,872) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $136,289) taxable profit with the remaining balance being taxed at 24%.

For the nine months ended December 31, 2022, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a loss of $229,951 and $218,883 respectively, which can be carried forward for seven years to offset its taxable income.

As of December 31, 2022, the operations in Malaysia generated $1,854,201 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $315,214 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2022 and March 31, 2022:

	As of	As of
	December 31, 2022	March 31, 2022
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	54,695	40,093
– Marshall Islands	-	-
– Malaysia	315,214	238,867
	369,909	278,960
Less: valuation allowance	(369,909)	(278,960)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $369,909 as of December 31, 2022. For nine months ended December 31, 2022, the valuation allowance increased by $90,949, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd.

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

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of December 31, 2022, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

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

15. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, food and beverage business and three reportable segments based on country, United States, Marshall Islands and Malaysia.

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

	For the Nine Months Ended and As of December 31, 2022
By Business Unit	Food & Beverage Business	Total
Revenue	$113,750	$113,750

Cost of revenue	(69,081)	(69,081)
General and administrative expenses	(563,612)	(563,612)

Loss from operations	(518,943)	(518,943)

Total assets	$76,630	$76,630
Capital expenditure	$11,434	$11,434

	For the Nine Months Ended and As of December 31, 2021
By Business Unit	Food & Beverage Business	Total
Revenue	$82,404	$82,404

Cost of revenue	(26,474)	(26,474)
General and administrative expenses	(393,377)	(393,377)

Loss from operations	(337,447)	(337,447)

Total assets	$683,076	$683,076
Capital expenditure	$45,380	$45,380

	For the Nine Months Ended and As of December 31, 2022
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$113,750	$113,750

Cost of revenue	-	-	(69,081)	(69,081)
General and administrative expenses	(69,532)	(1,800)	(492,280)	(563,612)

Loss from operations	(69,532)	(1,800)	(447,611)	(518,943)

Total assets	$95	$-	$76,535	$76,630
Capital expenditure	$-	$-	$11,434	$11,434

	For the Nine Months Ended and As of December 31, 2021
By Country	United States	Malaysia	Total
Revenue	$-	$82,404	$82,404

Cost of revenue	-	(26,474)	(26,474)
General and administrative expenses	(26,740)	(366,637)	(393,377)

Loss from operations	(26,740)	(310,707)	(337,447)

Total assets	$24,009	$659,067	$683,076
Capital expenditure	$-	$45,380	$45,380

16. SIGNIFICANT EVENTS

On October 31, 2022, the Company has terminated all the tenancy agreements before the due date of the agreements and therefore do not generate any revenue for November and December 2022. On November 30, 2022, the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Cafe Sdn Bhd to lease their assets to the third party. The leasing period is commencing from January 1, 2023 to December 31, 2023. The Company did not cease its business operation nor sell the operating assets. The Company is looking for a new strategic location to continue their business while leasing out their assets to the third party.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022 up through the date the Company presented these unaudited financial statements.

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

On October 31, 2022, the Company terminated all the tenancy agreements before the due date of the agreements.

On November 30, 2022, the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Cafe Sdn Bhd to lease their assets to the third party. The leasing period is commencing from January 1, 2023 to December 31, 2023. The Company did not cease its business operation nor sell the operating assets. The Company is looking for a new strategic location to continue their business while leasing out their assets to the third party.

Results of Operations

For the nine months ended December 31, 2022 and 2021, the Company has generated a revenue of $113,750 and $82,404, respectively. Breakdown of revenue as following:

	Three months ended December 31		Nine months ended December 31
	2022	2021	2022	2021
Dine-In and Take Away Revenue	$7,564	$39,265	$68,122	$47,083
Percentage towards Total Revenue	66.35%	72.02%	59.89%	57.14%

Delivery Revenue	$3,836	$15,256	$45,628	$35,321
Percentage towards Total Revenue	33.65%	27.98%	40.11%	42.86%

Total Revenue	$11,400	$54,521	$113,750	$82,404

Total Cost of Sales	$(9,286)	$(15,753)	$(69,081)	$(26,474)

Total Gross Profit	$2,114	$38,768	$44,669	$55,930
Gross Profit Margin	18.54%	71.11%	39.27%	67.87%

The Company has experience significant deterioration in both delivery and dine in & take away revenue segment due to several reasons. One being the closure of previous four restaurants since September 2020 and launching of two brand new restaurants in C180 and Sri Petaling which commence operation on February and June 2021, respectively for business rebranding purpose and another being adversely impacted by COVID-19 Movement Control Order imposed by Malaysia Government. On October 31, 2022, the Company terminated all the tenancy agreements and therefore do not generate any revenue for November and December 2022.

Revenue for the Three Months ended December 31, 2022 and 2021

Dine-in and take away revenue decreased from $39,265 for the three months ended December 31, 2021 to $7,564 for the three months ended December 31, 2022.

Delivery revenue decreased from $15,256 for the three months ended December 31, 2021 to $3,836 for the three months ended December 31, 2022.

Total revenue decreased from $54,521 for the three months ended December 31, 2021 to $11,400 for the three months ended December 31, 2022, which primarily due to the discontinuation of all tenancy agreement and the Company do not generate any revenue for November and December 2022.

Revenue for the Nine Months ended December 31, 2022 and 2021

Dine-in and take away revenue improved from $47,083 for the nine months ended December 31, 2021 to $68,122 for the nine months ended December 31, 2022.

Delivery revenue improved from $35,321 for the nine months ended December 31, 2021 to $45,628 for the nine months ended December 31, 2022.

Total revenue improved from $82,404 for the nine months ended December 31, 2021 to $113,750 for the nine months ended December 31, 2022, which primarily due to improvement in dine-in and take away revenue as a result of the relaxation of NRP, which allow consumers to dine in public area and the effect of our advertisement and promotions.

General and Administrative Expenses

For the nine months ended December 31, 2022 and 2021, the Company has incurred a general and administrative expenses of $563,612 and $393,377 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Nine months ended December 31
Primary expenses	2022	2021
Salary and salary related expenses	$156,767	$181,180
Percentage towards General and Administrative Expenses	41.16%	46.06%

Lease expenses	$43,283	$61,251
Percentage towards General and Administrative Expenses	11.36%	15.57%

Utility expenses	$21,167	$21,156
Percentage towards General and Administrative Expenses	5.56%	5.38%

Depreciation expenses	$38,400	$58,958
Percentage towards General and Administrative Expenses	10.08%	14.99%

Professional expenses	$49,599	$30,545
Percentage towards General and Administrative Expenses	13.02%	7.76%

Repair and maintenance expenses	$6,626	$10,674
Percentage towards General and Administrative Expenses	1.74%	2.71%

Compliance expenses	$8,887	$4,938
Percentage towards general and administrative expenses	2.33%	1.26%

Advertisement and promotion expenses	$7,688	$-
Percentage towards General and Administrative Expenses	2.02%	0.00%

Total primary expenses	$332,417	$368,702
Percentage towards General and Administrative Expenses	87.27%	94.73%

Miscellaneous expenses	$48,479	$24,675
Percentage towards General and Administrative Expenses	12.73%	6.27%

Loss on disposal of fixed asset	$182,716	$-

Total General and Administrative Expenses	$563,612	$393,377

Net Loss

For the nine months ended December 31, 2022 and 2021, the Company has incurred a net loss of $520,166 and $305,478 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended December 31, 2022, the Company has used $295,748 in operating activities caused by net loss from operating, increase in accounts receivable and inventories, decrease in prepayment, accounts payable, accrued liabilities and lease liability contra by depreciation, inventory written off, fixed asset written off and write off of other receivables.

For the nine months ended December 31, 2021, the Company has used $344,975 in operating activities caused by net loss from operating, increase in inventories, account payable, decrease in prepayment, accrued liabilities and lease liability offsetting by depreciation and write off of other receivables.

Cash Used in Investing Activities

The Company has invested $11,434 in investing activity for the acquisition of new kitchen equipment and office equipment for the nine months ended December 31, 2022.

The Company has invested $46,957 in investing activity for the acquisition of new kitchen equipment, office equipment, renovation and application of trademark for the nine months ended December 31, 2021.

Cash Provided by Financing Activities

For the nine months ended December 31, 2022, the Company received $281,406 from financing cash flow primarily consist of advances from director and repaid $11,838 to bank loan.

For the nine months ended December 31, 2021, the Company received $118,802 of advances from director and repaid $11,524 to bank loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2022.

Contractual Obligations

As of December 31, 2022, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2023

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

