Form 10-K
period 2023-03-31
Synergy Empire Ltd
filed 2023-06-28
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2023

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2023
Common Stock, $0.0001 par value	1,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

SYNERGY EMPIRE LIMITED

FORM 10-K

For the Fiscal Year Ended March 31, 2023

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

We operate one centralized kitchen and two restaurants located in Malaysia. We manufacture and process our own dessert and food in our centralized kitchen with standard procedures and recipes, in order to ensure the food quality and safety for distribution. Our suppliers, including raw material, ingredient, packaging material suppliers, are located in Malaysia.

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

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$3.59	$3.59
Second Quarter	$3.59	$3.59
Third Quarter	$3.59	$3.59
Fourth Quarter	$3.59	$3.00

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$50.00	$50.00
Second Quarter	$50.00	$5.00
Third Quarter	$5.00	$5.00
Fourth Quarter	$6.00	$5.05

Dividend

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2023 and 2022. We have not paid any cash dividends since our inception on October 17, 2018 and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Share Holders

As of March 31, 2023, the Company had 1,000,000 shares of our Common Stock par value, $0.0001 issued and outstanding which owned by 50 shareholders.

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

Use of Proceeds from Registered Securities

Not applicable

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2023.

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

Results of Operations

Revenue

For the year ended March 31, 2023 and 2022, the Company has generated a revenue of $122,381 and $127,095. This is a decrease of 3.71%. The breakdown of revenue is as following:

	Year ended March 31
	2023	2022
Lease Revenue	$8,078	$-
Percentage towards Total Revenue	6.60%	0%

Dine-In Revenue	$68,675	$74,407
Percentage towards Total Revenue	56.12%	58.54%

Delivery Revenue	$45,628	$52,688
Percentage towards Total Revenue	37.28%	41.46%

Total Revenue	$122,381	$127,095

Total Cost of Sales	$69,417	$73,529

Total Gross Profit	$52,964	$53,566
Gross Profit Margin	43.28%	42.15%

For the year ended March 31, 2023, the Company earned a lease revenue of $8,078 due to the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Cafe Sdn Bhd to lease their assets to the third party.

Dine-in revenue declined from $74,407 for the year ended March 31, 2022 to $68,675 for the year ended March 31, 2023 for a decline rate of approximately 7.70%. The decline in dine-in revenue primarily due to recurrent movement control order imposed in Malaysia and the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from November 2022 to March 2023.

Delivery revenue declined from $52,688 for the year ended March 31, 2022 to $45,628 for the year ended March 31, 2023 for a decline rate of approximately 13.40%. The decline in delivery primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any delivery revenue from November 2022 to March 2023.

Gross Profit

The Company gross profit margin has increased from 42.15% for the year ended March 31, 2022 to 43.28% for the year ended March 31, 2023. Due to the declining revenue, the Company gross profit has declined from $53,566 for the year ended March 31, 2022 to $52,964 for the year ended March 31, 2023, approximately a decline of 1.12%. The Company earned a gross profit of $44,886 through food and beverage business until October 31, 2022 and a gross profit of $8,078 through assets leasing business starting from November 1, 2022 to March 31, 2023.

General and Administrative Expenses

For the year ended March 31, 2023 and 2022, the Company incurred a general and administrative expenses of $587,642 and $531,993 respectively. This primarily consisted of salary, lease expenses, utilities, depreciation, professional fees, repair and maintenance, compliance expenses and advertising and promotion expenses. The miscellaneous expenses included the loss from disposal of plant and equipment which amounted to $183,606.

	Year ended March 31
Primary expenses	2023	2022
Salary and salary related expenses	$157,531	$233,566
Percentage towards general and administrative expenses	26.81%	43.90%

Lease and rent expenses	$43,494	$76,955
Percentage towards general and administrative expenses	7.40%	14.47%

Utility expenses	$21,270	$29,950
Percentage towards general and administrative expenses	3.62%	5.63%

Professional expenses	$74,079	$59,947
Percentage towards general and administrative expenses	12.61%	11.27%

Depreciation expenses	$40,670	$77,861
Percentage towards general and administrative expenses	6.92%	14.64%

Repair and maintenance expenses	$6,838	$14,509
Percentage towards general and administrative expenses	1.16%	2.73%

Compliance expenses	$9,703	$5,326
Percentage towards general and administrative expenses	1.65%	1.00%

Advertising and promotion expenses	$7,725	$153
Percentage towards general and administrative expenses	1.31%	0.03%

Total primary expenses	$361,310	$498,267
Percentage towards general and administrative expenses	61.48%	93.66%

Miscellaneous expenses	$226,332	$33,726
Percentage towards general and administrative expenses	38.52%	6.34%

Net Loss

For the year ended March 31, 2023 and 2022, the Company incurred a net loss of $534,676 and $443,268 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalent has decreased by $8,693, from $18,561 as of March 31, 2022 to $9,868 as of March 31, 2023. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended March 31, 2023, the Company used $306,088 in operating activities primarily from net loss from operation, increase in account receivable, increase in inventory, decrease in accounts payable, decrease in accrued liabilities and other payables and repayment of lease liability, contra by depreciation and amortization, writing off of other receivables, write off of inventory, write off of plant and equipment and decrease in prepayment and deposits.

For the year ended March 31, 2022, the Company used $449,821 in operating activities primarily from net loss from operation, increase in account receivable, prepayment and deposits, decrease in accrued liabilities and other payables and repayment of lease liability, contra by depreciation and amortization, writing off of other receivable, decrease in inventory and increase in accounts payable.

Cash Used in Investing activities

For the year ended March 31, 2023, the Company spent $11,491 in investing activity, primarily in investment in plant, equipment.

For the year ended March 31, 2022, the Company spent $50,657 in investing activity, primarily in investment in plant, equipment.

Cash Provided by Financing Activities

For the year ended March 31, 2023, the Company had net proceed from financing activity $281,116 primarily from advance from director contra by bank loan repayment.

For the year ended March 31, 2022, the Company had net proceed from financing activity $168,299 primarily from advance from director contra by bank loan repayment.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023 and March 31, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2023.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

NAME	AGE	POSITION
Law Jia Ming	35	Chief Executive Officer, Chief Financial Officer
Leong Will Liam	45	Director, President, Secretary and Treasurer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended March 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Law Jia Ming, Chief Executive Officer,	2023	-	-	-	-	-	-	-	$-
Chief Financial Officer	2022	-	-	-	-	-	-	-	$-
Leong Will Liam,	2023	-	-	-	-	-	-	-	$-
Director	2022	-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2023, the Company has 1,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

On February 26, 2021, Synergy Empire Marshall acquire 100% of Lucky Star F&B Sdn. Bhd. from Synergy Empire HK at a consideration of MYR 100,000, equivalent to HK$ 192,370 or US$ 24,822. Consideration has yet to settle between Synergy Empire Marshall and Synergy Empire HK, give rise to a receivable asset for Synergy Empire HK and a payable liability for Synergy Empire Marshall. On March 31, 2021, Mr. Leong Will Liam acquire Synergy Empire HK for HK$1, in exchange deficit book value of HK$19,918.

For the year ended March 31, 2023 and 2022, Mr. Leong Will Liam has further advanced $297,166 and $183,834 to the Company for working capital purpose.

As of March 31, 2023, the Company has an outstanding loan payable to Mr. Leong Will Liam amount $1,300,486 and an outstanding loan payable to Synergy Empire HK amount $24,822, totaled $1,325,308.

All aforementioned loans and advancement are non-interest bearing and payable on demand. The difference in aforementioned figures is caused by foreign translation difference.

On July 29, 2022, the Company approved the resignation of Mr. Leong Will Liam concurrently with the appointment of Mr. Vicknesya Naayaker A/L Punosamy as the director of Lucky Star F&B Sdn. Bhd.

On July 29, 2022, the Company approved the resignation of Mr. Leong Will Liam concurrently with the appointment of Mr. Praveen A/L Ravichandran as the director of SH Dessert Sdn. Bhd.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended March 31, 2023 and 2022.

We have engaged Total Asia Associates as our principal accountant since March 31, 2018. On July 21, 2021, the Board of Directors of the Company approved the resignation of Total Asia Associates PLT concurrently with the appointment of JP Centurion & Partners PLT as the Company’s independent registered public accounting firm. Form 8-K has been filed pertaining to this matter dated July 21, 2021.

ACCOUNTING FEES AND SERVICES	2023	2022

Audit fees	$24,000	$24,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$24,000	$24,000

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

Synergy Empire Limited
(Name of Registrant)

Date: June 28, 2023	By:	/s/ Law Jia Ming
	Title:	(Principal Executive Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Synergy Empire Limited

No. 19, Jalan 12/118B,

Desa Tun Razak, 56100

Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy Empire Limited (the ‘Company’) as of March 31, 2023 and March 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended March 31, 2023 and March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2023 and March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Kuala Lumpur, Malaysia

June 28, 2023

PCAOB ID :6723

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2023	As of March 31, 2022
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,868	$18,561
Trade receivables, net	-	271
Prepaid expenses, deposits and other receivables	15,681	35,773
Inventories	-	11,198
TOTAL CURRENT ASSETS	$25,549	$65,803

NON-CURRENT ASSETS
Operating lease right of use asset, net	-	296,760
Plant and equipment, net	66,184	295,023
Intangible assets	1,199	1,418
TOTAL ASSETS	$92,932	$659,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,928	$11,811
Accrued expenses and other payables	70,885	93,901
Operating lease liability	-	65,552
Bank borrowing	7,954	16,936
Amount due to a director	1,325,308	1,066,422
TOTAL CURRENT LIABILITIES	$1,410,075	$1,254,622

NON-CURRENT LIABILITIES
Operating lease liability	-	231,556
Bank borrowing	-	8,445
TOTAL LIABILITIES	$1,410,075	$1,494,623

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding as of March 31, 2023 Authorized: 500,000 None issued and outstanding as of March 31, 2022	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of March 31, 2023 Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of March 31, 2022	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive income/(loss)	32,881	(20,271)
Accumulated deficit	(2,134,207)	(1,599,531)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,317,143)	$(835,619)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,932	$659,004

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, March 31
	2023	2022
	(Audited)	(Audited)
REVENUE	$122,381	$127,095
COST AND EXPENSES:
Cost of revenue	(69,417)	(73,529)
General and administrative expenses	(587,642)	(531,993)
Total operating costs and expenses	(657,059)	(605,522)
Loss from operations	(534,678)	(478,427)

Other income, net	2	35,159

Loss before income tax	(534,676)	(443,268)

Income tax expense	-	-

Net loss	(534,676)	(443,268)

Foreign currency translation income	53,152	14,533

Total comprehensive loss	$(481,524)	$(428,735)

Net loss per share, basic and diluted	$(0.53)	$(0.44)

Weighted average number of common shares outstanding, basic and diluted	1,000,000	1,000,000

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK			ACCUMULATED
	Number of Shares	Amount	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of March 31, 2021	1,000,000	$100	$784,083	$(34,804)	$(1,156,263)	$(406,884)
Net loss for the year 2022	-	-	-	-	(443,268)	(443,268)
Foreign currency translation	-	-	-	14,533	-	14,533
Balance as of March 31, 2022	1,000,000	$100	$784,083	$(20,271)	$(1,599,531)	$(835,619)
Net loss for the year 2023	-	-	-	-	(534,676)	(534,676)
Foreign currency translation	-	-	-	53,152	-	53,152
Balance as of March 31, 2023	1,000,000	$100	$784,083	$32,881	$(2,134,207)	$(1,317,143)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended March 31,
	2023	2022
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(534,676)	$(443,268)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	76,968	199,818
Write off of other receivables	687	734
Write off of inventory	11,169	-
Write off of plant and equipment	183,606	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(431)	(274)
(Increase)/Decrease in inventories	(620)	113
Decrease/(Increase) in prepaid expenses, deposits and other receivables	18,718	(9,761)
(Decrease)/Increase in accounts payable	(5,259)	3,111
Decrease in accrued expenses and other payables	(19,625)	(74,996)
Repayment of lease liability	(36,625)	(125,298)
Net cash flows used in operating activities	(306,088)	(449,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(11,491)	(49,083)
Application of trademark	-	(1,574)
Net cash flows used in investing activities	(11,491)	(50,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	297,166	183,834
Principal repayments of bank loan	(16,050)	(15,535)
Net cash flows provided by financing activities	281,116	168,299

Effect of exchange rate changes in cash and cash equivalents	27,770	5,579

Net changes in cash and cash equivalents	(8,693)	(326,600)
Cash and cash equivalents, beginning of year	18,561	345,161

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,868	$18,561

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$1,452	$3,171

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

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

Mr. Leong Will Liam is the common director and major shareholder of the Company, Synergy Empire Marshall and Synergy Empire HK.

On July 29, 2022, the Company approved the resignation of Mr. Leong Will Liam concurrently with the appointment of Mr. Vicknesya Naayaker A/L Punosamy as the director of Lucky Star F&B Sdn. Bhd.

On July 29, 2022, the Company approved the resignation of Mr. Leong Will Liam concurrently with the appointment of Mr. Praveen A/L Ravichandran as the director of SH Dessert Sdn. Bhd.

The Company, through its wholly owned subsidiaries, produce and distribute high quality dessert through Lucky Star and operate two restaurants through SH Dessert. Details of the Company’s subsidiaries:

No.	Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Synergy Empire Holding Limited	Marshall Islands, October 22, 2018	1 Share of Ordinary Share, US$1 each	Investment Holding

2	Lucky Star F&B Sdn. Bhd.	Malaysia, February 9, 2010	100,000 Share of Ordinary Share, MYR1 each	Food and Beverage Assets Leasing

3	SH Dessert Sdn. Bhd.	Malaysia, February 19, 2016	100 Share of Ordinary Share, MYR1 each	Food and Beverage Assets Leasing

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $56,524, if the aforementioned banks fail.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the year ended March 31
	2023	2022
Period-end MYR : US$1 exchange rate	4.42	4.20
Period-average MYR : US$1 exchange rate	4.46	4.17
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

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

As of March 31, 2023, and 2022, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

As of March 31, 2023, the Company have no operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on April 1, 2023. An analysis of receivables, including credit losses, was conducted during the first quarter of fiscal 2023. The Company does not anticipate that the adoption of the new guidance will have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,134,207 and $1,599,531 as of March 31, 2023 and March 31, 2022 respectively. For the years ended March 31, 2023 and 2022, the Company suffered from a net loss of $534,676 and $443,268 respectively. For the years ended March 31, 2023 and 2022, the Company recorded operating cash outflows of $306,088 and $449,821 in operating activities respectively. Furthermore, the Company recorded a negative working capital of $1,384,526 and $1,188,819 as of March 31, 2023 and 2022 respectively.

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

4. OTHER INCOME

	For the year ended March 31, 2023	For the year ended March 31, 2022
Realized foreign exchange gain from Initial Public Offering proceed	$-	$799
Government transfer payment pertaining to COVID-19 subsidy	-	37,511
Gratuity from customers	2	-
Interest income	-	20
Interest expenses	-	(3,171)
Total	$2	$35,159

5. PREPAID EXPENSES, DEPOSITS & OTHER RECEIVABLES

	As of March 31
	2023	2022
Rental deposits	$-	$22,048
Prepaid expenses	12,500	12,050
Other receivables	3,181	1,675
Total	$15,681	$35,773

The rental deposits represent the deposit of the tenancy agreements. As of March 31, 2023, the rental deposits have been forfeited as the Company has terminated all the tenancy agreements before the agreements due.

Prepaid expenses represent the payments of subscription fee, deposit payments of public utilities, such as electricity, telephone, water supplies and OTCQB annual fee.

Other receivables represent payment made on behalf of customers such as lorry rental and outstanding payment due from delivery platform.

6. INVENTORIES

	As of March 31
	2023	2022
Raw material, at cost	$-	$11,198

On October 31, 2022, the Company has terminated all the tenancy agreements. As of March 31, 2023, the Company has no inventory because all the inventories become obsolete to be used in the business operation.

7. PLANT AND EQUIPMENT

	As of March 31
	2023	2022
Renovation	$-	$360,458
Office equipment	39,285	41,187
Kitchen equipment	43,222	33,427
Motor vehicle	11,078	11,654
Total plant and equipment	$93,585	$446,726
Less: Accumulated depreciation	(27,401)	(151,703)
Total plant and equipment	$66,184	$295,023

For the year ended March 31, 2023, the Company has invested $11,360 in kitchen equipment and $131 in office equipment respectively. The Company has written off a carrying amount of $183,606 in renovation due to discontinuation of all tenancy agreements.

For the year ended March 31, 2022, the Company has invested $18,350 in kitchen equipment, $10,802 in renovations and $19,931 in office equipment respectively.

Depreciation expenses for the years ended March 31, 2023 and 2022 amounted to $40,524 and $77,717 respectively.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31
	2023	2022
Accrued expenses	$31,322	$50,388
Other payables	39,111	43,513
Deposit received	452	-
Total	$70,885	$93,901

Accrued expenses for the years ended March 31, 2023 and 2022 consist of accrued salary, rental, utilities bills, audit fee, taxation fee and professional fee.

Other payable for the years ended March 31, 2023 and 2022 consist of outstanding marketing expenses, sales and service tax payable, renovation payment and loan from third party.

Deposit received for the year ended March 31, 2023 consist of deposit from lease agreement.

9. AMOUNT DUE TO A DIRECTOR

As of March 31, 2022, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,066,422, of which including an amount due to Synergy Empire HK amounted $24,822. For the year ended March 31, 2023, Mr. Leong Will Liam has further advanced $297,166 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2018	$-
Advancement from Director	22,778
Loan from Director	451,489
Foreign currency translation	172
Balance as of March 31, 2019	$474,439
Loan from Director	173,862
Foreign currency translation	(29,051)
Balance as of March 31, 2020	$619,250
Loan from Director	221,988
Foreign currency translation	28,420
Balance as of March 31, 2021	$869,658
Loan from Director	183,834
Foreign currency translation	(11,892)
Balance as of March 31, 2022	$1,041,600
Loan from Director	297,166
Foreign currency translation	(38,280)
Balance as of March 31, 2023	$1,300,486
Balance as of March 31, 2023 – Amount due to Synergy Empire HK	24,822
Balance as of March 31, 2023 – Total amount due to director	$1,325,308

As of March 31, 2023, the Company has an outstanding loan payable to Mr. Leong Will Liam amount $1,300,486 and an outstanding loan payable to Synergy Empire HK amount $ 24,822, totaled $1,325,308.

10. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $83,972) at annual interest of 6.00% accrued in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,473 (approximately $1,585) which is the sole bank borrowing by the Company.

The outstanding balance of business loan as of March 31, 2023 and 2022 can be summarized as follow:

	As of March 31
	2023	2022
Bank borrowing (Current portion)	$7,954	$16,936
Bank borrowing (Non-current portion)	-	8,445
Total	$7,954	$25,381

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

For the year ended March 31, 2023, the Company repaid $16,050 in bank borrowings.

Maturities of the loan for the remaining one year are as follows:

Year ending March 31
2023	$7,954
Total	$7,954

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

As of March 31, 2023, operating lease right of use asset as follow:

Right-Of-Use Assets
Balance as of March 31, 2021	$308,918
New lease recognizes for the year ended March 31, 2021	108,270
Amortization for the year ended March 31, 2021	(63,412)
Adjustment for discontinuation of tenancy	(57,532)
Adjustment for discount rate	5,057
Foreign exchange translation	(4,541)
Balance as of March 31, 2022	$296,760
Amortization for the year ended March 31, 2022	(36,574)
Adjustment for discontinuation of tenancy	(245,526)
Adjustment for discount rate	-
Foreign exchange translation	(14,660)
Balance as of March 31, 2023	$-

For the year ended March 31, 2023 and 2022, the amortization of the operating lease right of use asset amounted $36,574 and $63,412, respectively.

As of March 31, 2023, operating lease liability as follow:

Lease Liability
Balance as of March 31, 2021	$312,635
New lease recognizes for the year ended March 31, 2022	108,270
Imputed interest for the year ended March 31, 2022	15,630
Gross repayment for the year ended March 31, 2022	(77,989)
Adjustment for discontinuation of tenancy	(61,898)
Foreign exchange translation	461
Balance as of March 31, 2022	297,108
Imputed interest for the year ended March 31, 2023	8,215
Gross repayment for the year ended March 31, 2023	(44,157)
Adjustment for discontinuation of tenancy	(246,489)
Foreign exchange translation	(14,677)
Balance as of March 31, 2023	-
Lease liability current portion	-
Lease liability non-current portion	$-

Other information:

	For the years ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$43,494	$74,939
Right-of-use assets obtained in exchange for operating lease liabilities	-	108,270
Remaining lease term for operating lease (years)	-	4.42
Weighted average discount rate for operating lease	-%	5.40%

As at March 31, 2023, the Company has terminated all the tenancy agreement.

12. CONCENTRATION OF RISK

(a) Major Customers

For the year ended March 31, 2023 and 2022, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major Suppliers

For the year ended March 31, 2023 and 2022, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

13. INCOME TAXES

The loss before income taxes of the Company for the years ended March 31, 2023 and 2022 were comprised of the following:

	For the years ended March 31
	2023	2022
Tax jurisdictions from:
– Local	$(96,883)	$(54,489)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(1,800)	-
Hong Kong	-	-
Malaysia	(435,993)	(388,779)
Loss before income taxes	$(534,676)	$(443,268)

Provision for income taxes consisted of the following:

For the years ended March 31
	2023	2022
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2023, the operations in the United States of America incurred $287,804 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $60,439 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2023 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $565,240) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 500,000 (approximately $113,048) taxable profit with the remaining balance being taxed at 24%.

For the year ended March 31, 2023, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn, Bhd. incurred a loss of $214,545 and $221,448 respectively, which can be carried forward for seven years to offset its taxable income.

As of March 31, 2023, the operations in Malaysia generated $1,841,359 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $313,031 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2023 and March 31, 2022:

	As of March 31
	2023		2022
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		60,439		40,093
– Marshall Islands		-		-
– Hong Kong		-		-
– Malaysia		313,031		238,867
		373,470		278,960
Less: valuation allowance		(373,470)		(278,960)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $373,470 as of March 31, 2023. For the year ended March 31, 2023, the valuation allowance increased by $94,510, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd and SH Dessert Sdn. Bhd.

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

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of March 31, 2023, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

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

16. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, food and beverage business and asset leasing business and three reportable segments based on country, United States, Marshall and Malaysia.

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

	For the Year Ended and As of March 31, 2023
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$8,078	$114,303	$122,381

Cost of revenue	-	(69,417)	(69,417)
General and administrative expenses	-	(587,642)	(587,642)

Loss from operations	8,078	(542,756)	(534,678)

Total assets	$92,932	$-	$92,932
Capital expenditure	$11,491	$-	$11,491

	For the Year Ended and As of March 31, 2022
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$-	$127,095	$127,095

Cost of revenue	-	(73,529)	(73,529)
General and administrative expenses	-	(531,993)	(531,993)

Loss from operations	-	(478,427)	(478,427)

Total assets	$-	$659,004	$659,004
Capital expenditure	$-	$49,083	$49,083

	For the Year Ended and As of March 31, 2023
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$122,381	$122,381

Cost of revenue	-	-	(69,417)	(69,417)
General and administrative expenses	(96,883)	(1,800)	(488,959)	(587,642)

Loss from operations	(96,883)	(1,800)	(435,995)	(534,678)

Total assets	$12,595	$-	$80,337	$92,932
Capital expenditure	$-	$-	$11,491	$11,491

	For the Year Ended and As of March 31, 2022
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$127,095	$127,095

Cost of revenue	-	-	(73,529)	(73,529)
General and administrative expenses	(55,306)	-	(476,687)	(531,993)

Loss from operations	(55,306)	-	(423,121)	(478,427)

Total assets	$23,069	$-	$635,935	$659,004
Capital expenditure	$-	$-	$49,083	$49,083

17. SIGNIFICANT EVENTS

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

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through the date the Company presented these audited financial statements.

