Form 10-Q
period 2023-06-30
Synergy Empire Ltd
filed 2023-08-14
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2023
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 and MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2023	As of March 31, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,680	$9,868
Accounts receivable, net	-	-
Prepaid expenses and deposits	9,193	15,681
TOTAL CURRENT ASSETS	$12,873	$25,549

NON-CURRENT ASSETS
Plant and equipment, net	60,756	66,184
Intangible asset, net	1,101	1,199
TOTAL ASSETS	$74,730	$92,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,617	$5,928
Accrued expenses and other payables	58,507	70,885
Bank borrowing	3,480	7,954
Amount due to a director	1,290,909	1,325,308
TOTAL CURRENT LIABILITIES	$1,358,513	$1,410,075
TOTAL LIABILITIES	$1,358,513	$1,410,075

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of June 30 and March 31, 2023	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive income/(loss)	113,054	32,881
Accumulated deficit	(2,181,020)	(2,134,207)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,283,783)	$(1,317,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,730	$92,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2023	2022
	(Unaudited)	(Unaudited)

REVENUE	$7,859	$44,909

COST AND EXPENSES:
Cost of revenue	-	(20,963)
General and administrative expenses	(54,549)	(167,029)
Total operating costs and expenses	(54,549)	(187,992)
Loss from operations	(46,690)	(143,083)

Finance cost	(123)	(514)

Loss before income tax	(46,813)	(143,597)

Income tax expense	-	-

Net loss	(46,813)	(143,597)

Foreign currency translation gain	80,173	53,377

Total comprehensive income	$33,360	$(90,220)

Net loss per share, basic and diluted	$(0.05)	$(0.14)
Weighted average number of common shares outstanding, basic and diluted	1,000,000	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2023	1,000,000	$100	$784,083	$(2,134,207)	$32,881	$(1,317,143)
Net loss for the period	-	-	-	(46,813)	-	(46,813)
Foreign currency translation	-	-	-	-	80,173	80,173
Balance as of June 30, 2023	1,000,000	$100	$784,083	$(2,181,020)	$113,054	$(1,283,783)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2022	1,000,000	$100	$784,083	$(1,599,531)	$(20,271)	$(835,619)
Net loss for the period	-	-	-	(143,597)	-	(143,597)
Foreign currency translation	-	-	-	-	53,377	53,377
Balance as of June 30, 2022	1,000,000	$100	$784,083	$(1,743,128)	$33,106	$(925,839)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,813)	$(143,597)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	2,027	31,882
Write off of other receivables	-	699
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(740)
Increase in inventories	-	(3,664)
Decrease/(Increase) in prepaid expenses and deposit	6,370	(642)
Decrease in accounts payable	-	(57)
Decrease in accrued liabilities and other payables	(9,893)	(15,365)
Change in operating lease liability	-	(15,413)
Net cash flows used in operating activities	$(48,309)	$(146,897)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(10,209)
Net cash flows used in investing activity	$-	$(10,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	15,050	126,075
Principal repayments of bank loan	(4,134)	(3,938)
Net cash flows provided by financing activities	$10,916	$122,137

Effect of exchange rate changes	$31,205	$26,602

Net changes in cash and cash equivalents	(6,188)	(8,367)
Cash and cash equivalents, beginning of year	9,868	18,561

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,680	$10,194

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$123	$514

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

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

On November 30, 2022, the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Café Sdn Bhd to lease their assets to the third party. The leasing period is commencing from January 1, 2023 to December 31, 2023. The Company did not cease its business operation nor sell the operating assets. The Company is looking for a new strategic location to continue their business while leasing out their assets to the third party.

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $53,557, if the aforementioned banks fail.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended June 30
	2023	2022
Period-end MYR : US$1 exchange rate	4.67	4.41
Period-average MYR : US$1 exchange rate	4.58	4.38

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, account receivable, deposits and other receivables, account payable and accrued expenses and other payable approximate at their fair values because of the short-term nature of these financial instruments.

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

As of June 30, 2023 and 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

As of June 30, 2023, the Company have no operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. For the quarter ended June 30, 2023, the Company makes an allowance for expected credit loss of $7,859.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $2,181,020 and $2,134,207 as of June 30, 2023 and March 31, 2023 respectively.

For the three months ended June 30, 2023 and 2022, the Company suffered from a net loss of $46,813 and $143,597 respectively.

Furthermore, the Company recorded a negative working capital of $1,345,640 and $1,384,526 as of June 30, 2023 and March 31, 2023 respectively.

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

4. ACCOUNTS RECEIVABLE, NET

	As of June 30, 2023	As of March 31, 2023
Accounts receivable, gross	$7,859	$-
Allowance for expected credit loss	(7,859)	-
Accounts receivable, net	$-	$-

5. PREPAID EXPENSES AND DEPOSITS

	As of June 30, 2023	As of March 31, 2023
Prepaid expenses	8,750	12,500
Other receivables	443	3,181
Total	$9,193	$15,681

Prepaid expenses represent OTCQB annual fee.

Other receivables consist of overpayment to supplier.

6. PLANT AND EQUIPMENT

	As of June 30, 2023	As of March 31, 2023
Office equipment	37,223	39,285
Kitchen equipment	40,953	43,222
Motor vehicle	10,497	11,078
Total plant and equipment	$88,673	$93,585
Less: Accumulated depreciation	(27,917)	(27,401)
Total plant and equipment	$60,756	$66,184

For the three months ended June 30, 2023, the Company does not invest in plant and equipment.

For the three months ended June 30, 2022, the Company has invested $10,076 in kitchen equipment and $134 in office equipment respectively.

Depreciation expenses for the three months ended June 30, 2023 and 2022 amounted to $1,992 and $16,157 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of June 30, 2023	As of March 31, 2023
Accrued expenses	$24,685	$31,322
Other payables	33,394	39,111
Deposit received	428	452
Total	$58,507	$70,885

Accrued expenses consist of accrued salary and professional fee.

Other payable consist of payables to suppliers and sales and service tax payable.

Deposit received consist of deposit from lease agreement.

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2023, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,325,308, of which including an amount due to Synergy Empire HK, amounted $24,822. For the three months ended June 30, 2023, Mr. Leong Will Liam has further advanced $15,050 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2023	$1,300,486
Loan from Director	15,050
Foreign currency translation	(49,449)
Balance as of June 30, 2023	$1,266,087
Balance as of June 30, 2023 – Amount due to Synergy Empire HK	24,822
Balance as of June 30, 2023 – Total amount due to director	$1,290,909

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

The outstanding balance of business loan as of June 30 and March 31, 2023 can be summarized as follow:

	As of June 30, 2022	As of March 31, 2023
Bank borrowing (Current portion)	$3,480	$7,954
Bank borrowing (Non-current portion)	-	-
Total	$3,480	$7,954

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

For the three months ended June 30, 2023, the Company repaid $4,134 in bank borrowings.

For the three months ended June 30, 2022, the Company repaid $3,938 in bank borrowings.

Maturities of the loan for each of the three years and thereafter are as follows:

Year ending March 31

2023	$3,480
Total	$3,480

10. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended June 30, 2023, there was one customer who accounted for 100% of the Company’s revenues with significant outstanding receivables.

For the three months ended June 30, 2022, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major Suppliers

For the three months ended June 30, 2023 and 2022, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

11. INCOME TAXES

The loss before income taxes of the Company for the three months ended June 30, 2023 and 2022 were comprised of the following:

	For the three months ended June 30
	2023	2022
Tax jurisdictions from:
– Local	$(43,854)	$(40,188)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	(2,959)	(103,409)
Loss before income taxes	$(46,813)	$(143,597)

Provision for income taxes consisted of the following:

For the three months ended June 30
	2023	2022
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2023, the operations in the United States of America incurred $331,658 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $69,648 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2023 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $535,573) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $128,537) taxable profit with the remaining balance being taxed at 24%.

For the three months ended June 30, 2023, Lucky Star F&B Sdn. Bhd.and SH Desserts Sdn. Bhd. incurred a loss of $1,483 and $1,476 respectively, which can be carried forward for seven years to offset its taxable income.

As of June 30, 2023, the operations in Malaysia generated $1,844,318 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $313,534 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30 and March 31, 2023:

	As of June 30, 2023		As of March 31, 2023
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		69,648		60,439
– Marshall Islands		-		-
– Malaysia		313,534		313,031
		383,182		373,470
Less: valuation allowance		(383,182)		(373,470)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $383,182 as of June 30, 2023. For three months ended June 30, 2023, the valuation allowance increased by $9,712, primarily relating to the loss incurred by the Company, Lucky Star F&B Sdn. Bhd. and SH Desserts Shd. Bhd.

12. STOCKHOLDERS’ EQUITY

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

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of June 30, 2023, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

13. FOREIGN CURRENCY EXCHANGE RATE

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

14. SEGMENT REPORTING

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

	For the Three Months Ended and As of June 30, 2023
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$7,859	$-	$7,859

Cost of revenue	-	-	-
General and administrative expenses	(54,549)	-	(54,549)

Loss from operations	(46,690)	-	(46,690)

Total assets	$74,730	$-	$74,730
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of June 30, 2022
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$-	$44,909	$44,909

Cost of revenue	-	(20,963)	(20,963)
General and administrative expenses	-	(167,029)	(167,029)

Loss from operations	-	(143,083)	(143,083)

Total assets	$-	$604,353	$604,353
Capital expenditure	$-	$10,209	$10,209

	For the Three Months Ended and As of June 30, 2023
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$7,859	$7,859

Cost of revenue	-	-	-	-
General and administrative expenses	(43,854)	-	(10,695)	(54,549)

Loss from operations	(43,854)	-	(2,836)	(46,690)

Total assets	$8,834	$-	$65,896	$74,730
Capital expenditure	$-	$-	$-	$-

	For the Three Months Ended and As of June 30, 2022
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$44,909	$44,909

Cost of revenue	-	-	(20,963)	(20,963)
General and administrative expenses	-	-	(167,029)	(167,029)

Loss from operations	-	-	(143,083)	(143,083)

Total assets	$7,310	$-	$597,043	$604,353
Capital expenditure	$-	$-	$10,209	$10,209

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company presented these audited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated June 28, 2023, for the year ended March 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and café our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

On November 30, 2022, the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessecaféafe Sdn Bhd to lease their assets to the third party. The leasing period is commencing from January 1, 2023 to December 31, 2023. The Company did not cease its business operation nor sell the operating assets. The Company is looking for a new strategic location to continue their business while leasing out their assets to the third party.

Results of Operations

For the three months ended June 30, 2023 and 2022, the Company has generated a revenue of $7,859 and $44,909. The breakdown of revenue is as following:

	Three months ended June 30
	2023	2022
Lease Revenue	$7,859	$-
Percentage towards Total Revenue	100.00%	0%

Dine-In and Take Away Revenue	$-	$26,495
Percentage towards Total Revenue	0%	59.00%

Delivery Revenue	$-	$18,414
Percentage towards Total Revenue	0%	41.00%

Total Revenue	$7,859	$44,909

Total Cost of Sales	$-	$20,963

Total Gross Profit	$7,859	$23,946
Gross Profit Margin	100.00%	53.32%

Revenue for the Three Months ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the Company earned a lease revenue of $7,859 due to the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Café Sdn Bhd to lease their assets to the third party.

Dine-in and take away revenue declined from $26,495 for the three months ended June 30, 2022 to $0 for the three months ended June 30, 2023. The decline in dine-in revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to June 2023.

Delivery revenue declined from $18,414 for the three months ended June 30, 2022 to $0 for the three months ended June 30, 2023. The decline in delivery revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to June 2023.

Total revenue declined from $44,909 for the three months ended June 30, 2022 to $7,859 for the three months ended June 30, 2023, primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to June 2023.

General and Administrative Expenses

For the three months ended June 30, 2023 and 2022, the Company has incurred a general and administrative expenses of $54,549 and $167,029 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Three months ended June 30
Primary expenses	2023	2022
Salary and salary related expenses	$-	$68,913
Percentage towards General and Administrative Expenses	0%	41.26%

Lease expenses	$-	$19,382
Percentage towards General and Administrative Expenses	0%	11.60%

Utility expenses	$-	$8,955
Percentage towards General and Administrative Expenses	0%	5.36%

Depreciation and amortization expenses	$2,027	$16,194
Percentage towards General and Administrative Expenses	3.71%	9.70%

Professional expenses	$11,646	$13,325
Percentage towards General and Administrative Expenses	21.35%	7.98%

Repair and maintenance expenses	$70	$3,138
Percentage towards General and Administrative Expenses	0.13%	1.88%

Compliance expenses	$240	$410
Percentage towards general and administrative expenses	0.44%	0.24%

Advertisement and promotion expenses	$-	$2,967
Percentage towards General and Administrative Expenses	0%	1.78%

Total primary expenses	$13,983	$133,284
Percentage towards General and Administrative Expenses	25.63%	79.80%

Miscellaneous expenses	$40,566	33,745
Percentage towards General and Administrative Expenses	74.37%	20.20%

Net Loss

For the three months ended June 30, 2023 and 2022, the Company has incurred a net loss of $46,813 and $143,597 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended June 30, 2023, the Company has used $48,309 in operating activities primarily caused by net loss from operating and decrease in accrued liabilities and other payables contra by depreciation expenses and decrease in prepaid expenses and deposit.

For the three months ended June 30, 2022, the Company has used $146,897 in operating activities primarily caused by net loss from operating, decrease in accrued liability and lease liability contra by depreciation expenses add back.

Cash Used In Investing Activities

The Company has invested $0 in investing activity for the three months ended June 30, 2023.

The Company has invested $10,209 in investing activity for the acquisition of new kitchen equipment and office equipment for the three months ended June 30, 2022.

Cash Provided by Financing Activities

For the three months ended June 30, 2023, the Company repaid $4,134 to bank loan and received $15,050 from financing cash flow primarily consist of advances from director.

For the three months ended June 30, 2022, the Company repaid $3,938 to bank loan and received $126,075 from financing cash flow primarily consist of advances from director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2023 and June 30, 2022.

Contractual Obligations

As of June 30, 2023, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2023

	By:	/s/ Law Jia Ming
	Name:	Law Jia Ming
	Title:	Chief Executive Officer, Chief Financial Officer

