Form 10-Q
period 2023-09-30
Synergy Empire Ltd
filed 2023-11-13
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-235700

SYNERGY EMPIRE LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	38-4096727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 1G & 2G, Kompleks Lanai, No. 2, Persiaran Seri Perdana, 62250 Putrajaya, Malaysia.

Address of principal executive offices, including zip code

+(60)3 - 8890 2968

Registrant’s phone number, including area code

No.19 Jalan 12/118B, Desa Tun Razak, 56100, Kuala Lumpur, Malaysia.

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2023
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 and MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2023	As of March 31, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$338	$9,868
Accounts receivable, net	-	-
Prepaid expenses and deposits	5,440	15,681
TOTAL CURRENT ASSETS	$5,778	$25,549

NON-CURRENT ASSETS
Plant and equipment, net	58,459	66,184
Intangible asset, net	1,060	1,199
TOTAL ASSETS	$65,297	$92,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,585	$5,928
Accrued expenses and other payables	53,456	70,885
Bank borrowing	-	7,954
Amount due to a director	1,305,079	1,325,308
TOTAL CURRENT LIABILITIES	$1,364,120	$1,410,075
TOTAL LIABILITIES	$1,364,120	$1,410,075

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of September 30 and March 31, 2023	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive income/(loss)	121,518	32,881
Accumulated deficit	(2,204,524)	(2,134,207)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,298,823)	$(1,317,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,297	$92,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
REVENUE	7,778	57,441	15,637	102,350

COST AND EXPENSES:
Cost of revenue	-	(38,832)	-	(59,795)
General and administrative expenses	(31,247)	(178,717)	(85,796)	(345,746)
Total operating costs and expenses	(31,247)	(217,549)	(85,796)	(405,541)
Loss from operations	(23,469)	(160,108)	(70,159)	(303,191)

Finance cost	(35)	(401)	(158)	(915)

Loss before income tax	(23,504)	(160,509)	(70,317)	(304,106)

Income tax expense	-	-	-	-

Net loss	(23,504)	(160,509)	(70,317)	(304,106)

Foreign currency translation income	8,464	61,927	88,638	115,303

Total comprehensive (loss)/income	(15,040)	(98,582)	18,321	(188,803)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.02)	(0.16)	(0.07)	(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2023	1,000,000	$100	$784,083	$(2,134,207)	$32,881	$(1,317,143)
Net loss for the period	-	-	-	(46,813)	-	(46,813)
Foreign currency translation	-	-	-	-	80,173	80,173
Balance as of June 30, 2023	1,000,000	$100	$784,083	$(2,181,020)	$113,054	$(1,283,783)
Net loss for the period	-	-	-	(23,504)	-	(23,504)
Foreign currency translation	-	-	-	-	8,464	8,464
Balance as of September 30, 2023	1,000,000	$100	$784,083	(2,204,524)	121,518	(1,298,823)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2022	1,000,000	$100	$784,083	$(1,599,531)	$(20,271)	$(835,619)
Net loss for the period	-	-	-	(143,597)	-	(143,597)
Foreign currency translation	-	-	-	-	53,377	53,377
Balance as of June 30, 2022	1,000,000	$100	$784,083	$(1,743,128)	$33,106	$(925,839)
Net loss for the period	-	-	-	(160,509)	-	(160,509)
Foreign currency translation	-	-	-	-	61,927	61,927
Balance as of September 30, 2022	1,000,000	$100	$784,083	$(1,903,637)	$95,033	$(1,024,421)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Six Months Ended, September 30
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,317)	$(304,106)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	4,034	63,005
Write off of other receivables	-	688
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(846)
Increase in inventories	-	(2,985)
Decrease in prepaid expenses and deposit	10,106	4,296
Increase in accounts payable	-	1,548
Decrease in accrued liabilities and other payables	(14,670)	(3,942)
Change in operating lease liability	-	(30,546)
Net cash flows used in operating activities	$(70,847)	$(272,888)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(11,396)
Net cash flows used in investing activity	$-	$(11,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	34,419	224,091
Principal repayments of bank loan	(7,641)	(7,846)
Net cash flows provided by financing activities	$26,778	$216,245

Effect of exchange rate changes	$34,539	$55,285

Net changes in cash and cash equivalents	(9,530)	(12,754)
Cash and cash equivalents, beginning of year	9,868	18,561

CASH AND CASH EQUIVALENTS, END OF YEAR	$338	$5,807

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$158	$917

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

On October 31, 2023, the director and officers of the Company, Leong Will Liam (President, Secretary, Treasurer, and Director) and Law Jia Ming (Chief Executive Officer and Chief Financial Officer) resigned their positions with the Company. Upon such resignations, H’sien Loong Wong was appointed as President, Treasurer, Secretary and Director of the Company.

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $53,191, if the aforementioned banks fail.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the six months ended September 30
	2023	2022
Period-end MYR : US$1 exchange rate	4.70	4.64
Period-average MYR : US$1 exchange rate	4.60	4.45

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

As of September 30, 2023 and 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

As of September 30, 2023, the Company have no operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. For the quarter ended September 30, 2023, the Company makes an allowance for expected credit loss of $15,637.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on April 1, 2023. An analysis of receivables, including credit losses, was conducted. The Company does not anticipate that the adoption of the new guidance will have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $2,204,524 and $2,134,207 as of September 30, 2023 and March 31, 2023 respectively.

For the six months ended September 30, 2023 and 2022, the Company suffered from a net loss of $70,317 and $304,106 respectively.

Furthermore, the Company recorded a negative working capital of $1,358,342 and $1,384,526 as of September 30, 2023 and March 31, 2023 respectively.

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

4. ACCOUNTS RECEIVABLE, NET

	As of September 30, 2023	As of March 31, 2023
Accounts receivable, gross	$15,637	$-
Allowance for expected credit loss	(15,637)	-
Accounts receivable, net	$-	$-

5. PREPAID EXPENSES AND DEPOSITS

	As of September 30, 2023	As of March 31, 2023
Prepaid expenses	5,000	12,500
Other receivables	440	3,181
Total	$5,440	$15,681

Prepaid expenses represent OTCQB annual fee.

Other receivables consist of overpayment to supplier.

6. PLANT AND EQUIPMENT

	As of September 30, 2023	As of March 31, 2023
Office equipment	37,006	39,285
Kitchen equipment	40,715	43,222
Motor vehicle	10,436	11,078
Total plant and equipment	$88,157	$93,585
Less: Accumulated depreciation	(29,698)	(27,401)
Total plant and equipment	$58,459	$66,184

For the six months ended September 30, 2023, the Company does not invest in plant and equipment.

For the six months ended September 30, 2022, the Company has invested $11,264 in kitchen equipment and $132 in office equipment respectively.

Depreciation expenses for the six months ended September 30, 2023 and 2022 amounted to $3,963 and $31,846 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of September 30, 2023	As of March 31, 2023
Accrued expenses	$19,831	$31,322
Other payables	33,199	39,111
Deposit received	426	452
Total	$53,456	$70,885

Accrued expenses consist of accrued salary and professional fee.

Other payable consist of payables to suppliers and sales and service tax payable.

Deposit received consist of deposit from lease agreement.

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2023, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,325,308, of which including an amount due to Synergy Empire HK, amounted $24,822. For the six months ended September 30, 2023, Mr. Leong Will Liam has further advanced $34,419 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to director, Mr. Leong Will Liam
Balance as of March 31, 2023	$1,300,486
Loan from Director	34,419
Foreign currency translation	(54,648)
Balance as of September 30, 2023	$1,280,257
Balance as of September 30, 2023 – Amount due to Synergy Empire HK	24,822
Balance as of September 30, 2023 – Total amount due to director	$1,305,079

On October 31, 2023, the director of the Company, Leong Will Liam (President, Secretary, Treasurer, and Director) resigned his positions with the Company. Upon such resignation, H’sien Loong Wong was appointed as President, Treasurer, Secretary and Director of the Company.

9. BANK BORROWING

On January 25, 2017, Lucky Star F&B Sdn. Bhd., a wholly owned subsidiary of the Company has acquired a business loan from Standard Chartered Saadiq Berhad, a bank incorporated in Malaysia, amounted to MYR342,834 (approximately $83,972) at annual interest of 6.00% accrued in arrear, for a repayment period of 72 months with interest bearing monthly installment of MYR6,500 (approximately $1,592) which is the sole bank borrowing by the Company.

The outstanding balance of business loan as of September 30 and March 31, 2023 can be summarized as follow:

	As of September 30, 2023	As of March 31, 2023
Bank borrowing (Current portion)	$-	$7,954
Bank borrowing (Non-current portion)	-	-
Total	$-	$7,954

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

For the six months ended September 30, 2023, the Company repaid $7,641  in bank borrowings.

For the six months ended September 30, 2022, the Company repaid $7,846 in bank borrowings.

Maturities of the loan for each of the three years and thereafter are as follows:

Year ending March 31

2023	$-
Total	$-

10. CONCENTRATION OF RISK

(a) Major Customers

For the six months ended September 30, 2023, there was one customer who accounted for 100% of the Company’s revenues with significant outstanding receivables.

For the six months ended September 30, 2022, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major Suppliers

For the six months ended September 30, 2023 and 2022, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

11. INCOME TAXES

The loss before income taxes of the Company for the six months ended September 30, 2023 and 2022 were comprised of the following:

	For the six months ended September 30
	2023	2022
Tax jurisdictions from:
– Local	$(64,618)	$(85,865)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	(5,699)	(218,241)
Loss before income taxes	$(70,317)	$(304,106)

Provision for income taxes consisted of the following:

For the six months ended September 30
	2023	2022
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2023, the operations in the United States of America incurred $352,422 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $74,009 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2023 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $531,915) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $127,660) taxable profit with the remaining balance being taxed at 24%.

For the six months ended September 30, 2023, Lucky Star F&B Sdn. Bhd. generated a profit of $12,759 and SH Desserts Sdn. Bhd. incurred a loss of $2,820, which can be carried forward for seven years to offset its taxable income.

As of September 30, 2023, the operations in Malaysia generated $1,831,421 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $311,342 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30 and March 31, 2023:

	As of September 30, 2023		As of March 31, 2023
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		74,009		60,439
– Marshall Islands		-		-
– Malaysia		311,342		313,031
		385,350		373,470
Less: valuation allowance		(385,350)		(373,470)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $385,350 as of September 30, 2023. For six months ended September 30, 2023, the valuation allowance increased by $11,880, primarily relating to net operating loss carry forwards from the various tax regime.

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

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of September 30, 2023, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

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

	For the Six Months Ended and As of September 30, 2023
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$15,637	$-	$15,637

Cost of revenue	-	-	-
General and administrative expenses	(85,796)	-	(85,796)

Loss from operations	(70,159)	-	(70,159)

Total assets	$65,297	$-	$65,297
Capital expenditure	$-	$-	$-

	For the Six Months Ended and As of September 30, 2022
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$-	$102,350	$102,350

Cost of revenue	-	(59,795)	(59,795)
General and administrative expenses	-	(345,746)	(345,746)

Loss from operations	-	(303,191)	(303,191)

Total assets	$-	$536,619	$536,619
Capital expenditure	$-	$11,396	$11,396

	For the Six Months Ended and As of September 30, 2023
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$15,637	$15,637

Cost of revenue	-	-	-	-
General and administrative expenses	(64,618)	-	(21,178)	(85,796)

Loss from operations	(64,618)	-	(5,541)	(70,159)

Total assets	$5,083	$-	$60,214	$65,297
Capital expenditure	$-	$-	$-	$-

	For the Six Months Ended and As of September 30, 2022
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$102,350	$102,350

Cost of revenue	-	-	(59,795)	(59,795)
General and administrative expenses	(85,865)	-	(259,881)	(345,746)

Loss from operations	(85,865)	-	(217,326)	(303,191)

Total assets	$3,646	$-	$532,973	$536,619
Capital expenditure	$-	$-	$11,396	$11,396

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through the date the Company presented these audited financial statements.

On October 31, 2023, 75 shareholders of Synergy Empire Limited (the “Company”), collectively holding 996,500 shares (the “Purchased Shares”) of the Company’s outstanding 1,000,000 shares of common stock, $0.0001 par value, entered into individual stock purchase agreements for the sale of the Purchased Shares to thirty-two (32) individual investors (individually, each a “Purchaser,” and collectively, the “Purchasers”) for an aggregate purchase price of $650,000 ($0.6523 per share). Following the completion of the transaction, the Purchasers collectively hold 99.65% of the Company’s outstanding shares of common stock.

Following the completion of the transaction, H’sien Loong Wong, is the beneficial owner of 450,000 shares of the Company’s common stock (45% of the issued and outstanding shares of common stock of the Company), and as such he is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Mr. Wong acquired his 450,000 shares of common stock from Leong Will Liam, the Company’s former President, Secretary, Treasurer, Director and controlling shareholder) for $293,535 ($0.6523 per share). Mr. Wong purchased such shares with his own savings. With the exception of Mr. Wong, upon the completion of the transaction, no other Purchaser owns in excess of 10% of the Company’s common stock.

Also on October 31, 2023, the previous director and officers of the Company, Leong Will Liam (President, Secretary, Treasurer, and Director) and Law Jia Ming (Chief Executive Officer and Chief Financial Officer) resigned their positions with the Company. Upon such resignations, H’sien Loong Wong was appointed as President, Treasurer, Secretary and Director of the Company.

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

Results of Operations

For the six months ended September 30, 2023 and 2022, the Company has generated a revenue of $15,637 and $102,350. The breakdown of revenue is as following:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Lease Revenue	$7,778	$-	$15,637	$-
Percentage towards Total Revenue	100%	0%	100%	0%

Dine-In and Take Away Revenue	$-	$34,063	$-	$60,558
Percentage towards Total Revenue	0%	59.30%	0%	59.17%

Delivery Revenue	$-	$23,378	$-	$41,792
Percentage towards Total Revenue	0%	40.70%	0%	40.83%

Total Revenue	$7,778	$57,441	$15,637	$102,350

Total Cost of Sales	$-	$(38,832)	$-	$(59,795)

Total Gross Profit	$7,778	$18,609	$15,637	$42,555
Gross Profit Margin	100%	32.40%	100%	41.58%

Revenue for the Three Months ended September 30, 2023 and 2022

For the three months ended September 30, 2023, the Company earned a lease revenue of $7,778 due to the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Café Sdn Bhd to lease their assets to the third party.

Dine-in and take away revenue declined from $34,063 for the three months ended September 30, 2022 to $0 for the three months ended September 30, 2023. The decline in dine-in revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from June 2023 to September 2023.

Delivery revenue declined from $23,378 for the three months ended September 30, 2022 to $0 for the three months ended September 30, 2023. The decline in delivery revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from June 2023 to September 2023.

Total revenue declined from $57,441 for the three months ended September 30, 2022 to $7,778 for the three months ended September 30, 2023, primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from June 2023 to September 2023.

Revenue for the Six Months ended September 30, 2023 and 2022

For the six months ended September 30, 2023, the Company earned a lease revenue of $15,637 due to the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Cafe Sdn Bhd to lease their assets to the third party.

Dine-in and take away revenue declined from $60,558 for the six months ended September 30, 2022 to $0 for the six months ended September 30, 2023. The decline in dine-in revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to September 2023.

Delivery revenue declined from $41,792 for the six months ended September 30, 2022 to $0 for the six months ended September 30, 2023. The decline in delivery revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to September 2023.

Total revenue declined from $102,350 for the six months ended September 30, 2022 to $15,637 for the six months ended September 30, 2023, primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to September 2023.

General and Administrative Expenses

For the six months ended September 30, 2023 and 2022, the Company has incurred a general and administrative expenses of $85,796 and $345,746 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

	Six months ended September 30
Primary expenses	2023	2022
Salary and salary related expenses	$-	$139,584
Percentage towards General and Administrative Expenses	0%	40.37%

Lease expenses	$-	$38,152
Percentage towards General and Administrative Expenses	0%	11.03%

Utility expenses	$-	$18,267
Percentage towards General and Administrative Expenses	0%	5.28%

Depreciation and amortization expenses	$4,033	$31,921
Percentage towards General and Administrative Expenses	5.75%	9.23%

Professional expenses	$28,980	$37,341
Percentage towards General and Administrative Expenses	41.31%	10.80%

Repair and maintenance expenses	$70	$5,961
Percentage towards General and Administrative Expenses	0.10%	1.72%

Compliance expenses	$477	$1,809
Percentage towards general and administrative expenses	0.68%	0.52%

Advertisement and promotion expenses	$-	$6,942
Percentage towards General and Administrative Expenses	0%	2.01%

Total primary expenses	$33,560	279,977
Percentage towards General and Administrative Expenses	47.83%	80.98%

Miscellaneous expenses	$36,599	65,769
Percentage towards General and Administrative Expenses	52.17%	19.02%

Net Loss

For the six months ended September 30, 2023 and 2022, the Company has incurred a net loss of $70,317 and $304,106 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended September 30, 2023, the Company has used $70,847 in operating activities primarily caused by net loss from operating and decrease in accrued liabilities and decrease in prepaid expenses and deposit.

For the six months ended September 30, 2022, the Company has used $272,888 in operating activities caused by net loss from operating, increase in inventories, accounts receivable, accounts payable, decrease in prepayment, accrued liabilities and lease liability contra by depreciation and write off of other receivables.

Cash Used In Investing Activities

The Company has invested $0 in investing activity for the six months ended September 30, 2023.

The Company has invested $11,396 in investing activity for the acquisition of new kitchen equipment and office equipment for the six months ended September 30, 2022.

Cash Provided by Financing Activities

For the six months ended September 30, 2023, the Company repaid $34,419 from financing cash flow primarily consist of advances from director and repaid $7,641 to bank loan.

For the six months ended September 30, 2022, the Company repaid $224,091 from financing cash flow primarily consist of advances from director and repaid $7,846 to bank loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2023.

Contractual Obligations

As of September 30, 2023, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SYNERGY EMPIRE LIMITED
(Name of Registrant)

Date: November 13, 2023

	By:	/s/ H’sien Loong Wong
	Name:	H’sien Loong Wong
	Title:	President, Secretary, Treasurer and Director

