Form 10-Q
period 2023-12-31
Synergy Empire Ltd
filed 2024-02-08
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2023

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of February 8, 2024
Common Stock, $0.0001 par value	1,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2023	As of March 31, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85	$9,868
Account receivable, net	-	-
Prepaid expenses and deposits	1,763	15,681
TOTAL CURRENT ASSETS	$1,848	$25,549

NON-CURRENT ASSETS
Plant and equipment, net	57,822	66,184
Intangible asset, net	1,084	1,199
TOTAL ASSETS	$60,754	$92,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,713	$5,928
Accrued expenses and other payables	51,662	70,885
Bank borrowing	-	7,954
Amount due to related party	1,339,531	1,325,308
TOTAL CURRENT LIABILITIES	$1,396,906	$1,410,075
TOTAL LIABILITIES	$1,396,907	$1,410,075

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of December 31 and March 31, 2022	100	100
Additional paid-in capital	784,083	784,083
Accumulated other comprehensive income/(loss)	88,133	32,881
Accumulated deficit	(2,208,468)	(2,134,207)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,336,152)	$(1,317,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,755	$92,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
REVENUE	$7,706	$11,400	$23,343	$113,750

COST AND EXPENSES:	-
Cost of revenue	-	(9,286)	-	(69,081)
General and administrative expenses	(11,651)	(217,866)	(97,447)	(563,612)
Total operating costs and expenses	(11,651)	(227,152)	(97,447)	(632,693)
Gain/(Loss) from operations	(3,945)	(215,752)	(74,104)	(518,943)

Finance cost	1	(308)	(157)	(1,223)

Loss before income tax	(3,944)	(216,060)	(74,261)	(520,166)

Income tax expense	-	-	-	-

Net Loss	(3,944)	(216,060)	(74,261)	(520,166)

Foreign currency translation gain/(loss)	(33,385)	(71,633)	55,252	43,670

Total comprehensive (loss)/income	$(37,329)	$(287,693)	$(19,009)	$(476,496)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.22)	$(0.07)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2023	1,000,000	$100	$784,083	$(2,134,207)	$32,881	$(1,317,143)
Net loss for the period	-	-	-	(46,813)	-	(46,813)
Foreign currency translation	-	-	-	-	80,173	80,173
Balance as of June 30, 2023	1,000,000	$100	$784,083	$(2,181,020)	$113,054	$(1,283,783)
Net loss for the period	-	-	-	(23,504)	-	(23,504)
Foreign currency translation	-	-	-	-	8,464	8,464
Balance as of September 30, 2023	1,000,000	$100	$784,083	(2,204,524)	121,518	(1,298,823)
Net profit for the period	-	-	-	(3,944)	-	(3,944)
Foreign currency translation	-	-	-	-	(33,385)	(33,385)
Balance as of December 31, 2023	1,000,000	100	784,083	(2,208,468)	88,133	(1,336,152)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2022	1,000,000	$100	$784,083	$(1,599,531)	$(20,271)	$(835,619)
Net loss for the period	-	-	-	(143,597)	-	(143,597)
Foreign currency translation	-	-	-	-	53,377	53,377
Balance as of June 30, 2022	1,000,000	$100	$784,083	$(1,743,128)	$33,106	$(925,839)
Net loss for the period	-	-	-	(160,509)	-	(160,509)
Foreign currency translation	-	-	-	-	61,927	61,927
Balance as of September 30, 2022	1,000,000	$100	$784,083	$(1,903,637)	$95,033	$(1,024,421)
Net loss for the period	-	-	-	(216,060)	-	(216,060)
Foreign currency translation	-	-	-	-	(71,633)	(71,633)
Balance as of December 31, 2022	1,000,000	100	784,083	(2,119,697)	23,400	(1,312,114)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended, December 31
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,261)	$(520,166)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	5,986	74,521
Inventory written off	-	11,115
Fixed asset written off	-	182,716
Write off of other receivables	-	683
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(429)
Increase in inventories	-	(618)
Decrease in prepaid expenses and deposits	13,782	33,100
Decrease in accounts payable	-	(5,233)
Decrease in accrued liabilities and other payables	(17,441)	(34,989)
Change in operating lease liability	-	(36,448)
Net cash flows used in operating activities	$(71,934)	$(295,748)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(11,434)
Net cash flows used in investing activity	$-	$(11,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	48,361	281,406
Principal repayments of bank loan	(7,604)	(11,838)
Net cash flows provided by financing activities	$40,757	$269,568

Effect of exchange rate changes in cash and cash equivalents	$21,394	$24,694

Net changes in cash and cash equivalents	(9,783)	(12,920)
Cash and cash equivalents, beginning of year	9,868	18,561

CASH AND CASH EQUIVALENTS, END OF YEAR	$85	$5,641

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$157	$1,223

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

Mr. Leong Will Liam is the common director and major shareholder of the Company, Synergy Empire Marshall, Synergy Empire HK.

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $54,466 if the aforementioned banks fail.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the nine months ended December 31
	2023	2022
Period-end MYR : US$1 exchange rate	4.59	4.40
Period-average MYR : US$1 exchange rate	4.63	4.48

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

As of December 31, 2023 and 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

As of December 31, 2023, the Company have no operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Accounts receivable is recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. For the quarter ended December 31, 2023, the Company makes an allowance for expected credit loss of $28,689.

Recently Adopted Accounting Standards

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $2,208,468 and $2,134,207 as of December 31, 2023 and March 31, 2023, respectively.

For the nine months ended December 31, 2023 and 2022, the Company suffered from a net loss of $ 74,261 and $520,166 respectively.

Furthermore, the Company recorded a negative working capital of $1,395,058 and $1,384,526 as of December 31, 2023 and March 31, 2023 respectively.

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

4. ACCOUNTS RECEIVABLE, NET

	As of December 31, 2023	As of March 31, 2023
Accounts receivable, gross	$28,689	$-
Allowance for expected credit loss	(28,689)	-
Accounts receivable, net	$-	$-

5. PREPAID EXPENSES AND DEPOSITS

	As of December 31, 2023	As of March 31, 2023
Prepaid expenses	$1,312	$12,500
Other receivables	451	3,181
Total	$1,763	$15,681

Prepaid expenses represent OTCQB annual fees and secretary fees.

Other receivables consist of overpayment of suppliers.

6. PLANT AND EQUIPMENT

	As of December 31, 2023		As of March 31, 2023
Renovation	$		$
Office equipment		37,861		39,285
Kitchen equipment		41,656		43,222
Motor vehicle		10,677		11,078
Total plant and equipment		$90,194		$93,585
Less: Accumulated depreciation		(32,372)		(27,401)
Total plant and equipment		$57,822		$66,184

For the nine months ended December 31, 2023, the Company does not invest in plant and equipment.

For the nine months ended December 31, 2022, the Company has invested $11,303 in kitchen equipment and $131 in office equipment respectively. The company has written off $182,716 in renovation due to discontinuation of all tenancy agreements.

Depreciation expenses for the nine months ended December 31, 2023 and 2022 amounted to $5,915 and $38,291 respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31, 2023	As of March 31, 2023
Accrued expenses	$17,260	31,322
Other payables	33,966	39,111
Deposit received	436	452
Total	$51,662	70,885

Accrued expenses consist of professional fee.

Other payables consist of payables to suppliers and sales and service tax payable.

Deposit received consist of deposit from lease agreement.

8. AMOUNT DUE TO RELATED PARTY

As of March 31, 2023, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,325,308, of which including an amount due to Synergy Empire HK, amounted $24,822. For the nine months ended December 31, 2023, Mr. Leong Will Liam has further advanced $48,361 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to related party, Mr. Leong Will Liam
Balance as of March 31, 2023	$1,300,486
Loan from related party	48,361
Foreign currency translation	(34,138)
Balance as of December 31, 2023	$1,314,709
Balance as of December 31, 2023 – Amount due to Synergy Empire HK	24,822
Balance as of December 31, 2023 – Total amount due to related party	$1,339,531

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

The outstanding balance of business loan as of December 31 and March 31, 2022 can be summarized as follow:

	As of December 31, 2023	As of March 31, 2023
Bank borrowing (Current portion)	$-	$7,954
Bank borrowing (Non-current portion)	-	-
Total	$-	$7,954

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

For the nine months ended December 31, 2023, the Company repaid $7,604 in bank borrowings.

For the nine months ended December 31, 2022, the Company repaid $11,838 in bank borrowings.

Maturities of the loan for each of the two years and thereafter are as follows:

Year ending March 31
2023	$-
Total	$-

10. CONCENTRATION OF RISK

(a)	Major Customers

For the nine months ended December 31, 2023, there was one customer who accounted for 100% of the Company’s revenues with significant outstanding receivables.

For the nine months ended December 31, 2022, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b)	Major Suppliers

For the nine months ended December 31, 2023 and 2022, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

11. INCOME TAXES

The loss before income taxes of the Company for the nine months ended December 31, 2023 and 2022 were comprised of the following:

	For the nine months ended December 31
	2023	2022
Tax jurisdictions from:
– Local	$(66,552)	$(69,532)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)		(1,800)
Hong Kong		-
Malaysia	(7,709)	(448,834)
Loss before income taxes	$(74,261)	$(520,166)

Provision for income taxes consisted of the following:

For the nine months ended December 31
	2023	2022
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2023, the operations in the United States of America incurred $354,355 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $74,415 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

For the nine months ended December 31, 2023, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a net loss of $7,709, which can be carried forward for seven years to offset its taxable income.

As of December 31, 2023, the operations in Malaysia generated $1,825,725 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $310,373 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2023 and March 31, 2023:

	As of December 31, 2023		As of March 31, 2023
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		74,415		60,439
– Marshall Islands		-		-
– Malaysia		310,373		313,301
		384,788		373,470
Less: valuation allowance		(384,788)		(373,470)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $ 384,788 as of December 31, 2023. For nine months ended December 31, 2023, the valuation allowance increased by $11,318, primarily relating to net operating loss carry forwards from the various tax regime.

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

During the year ended March 31, 2022, the Company reduce authorized share capital for both common stock of 450,000,000 to 5,000,000 and preferred stock of 50,000,000 to 500,000, while par value remains the same for both common and preferred stock. As of December 31, 2023, the Company have an issued and outstanding share of common stock of 1,000,000 while no preferred share was issued and outstanding.

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

	For the Nine Months Ended and As of December 31, 2023
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$23,343	$-	$23,343

Cost of revenue	-	-	-
General and administrative expenses	(97,447)	-	(97,447)

Loss from operations	(74,104)	-	(74,104)

Total assets	$60,754	$-	$60,754
Capital expenditure	$-	$-	$-

	For the Nine Months Ended and As of December 31, 2022
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$-	$113,750	$113,750

Cost of revenue	-	(69,081)	(69,081)
General and administrative expenses	-	(563,612)	(563,612)

Loss from operations	-	(518,943)	(518,943)

Total assets	$-	$76,630	$76,630
Capital expenditure	$-	$11,434	$11,434

	For the Nine Months Ended and As of December 31, 2023
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$23,343	$23,343

Cost of revenue	-	-	-	-
General and administrative expenses	(66,552)	-	(30,895)	(97,447)

Loss from operations	(66,552)	-	(7,552)	(74,104)

Total assets	$1,335	$-	$59,419	$60,754
Capital expenditure	$-	$-	$-	$-

	For the Nine Months Ended and As of December 31, 2022
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$113,750	$113,750

Cost of revenue	-	-	(69,081)	(69,081)
General and administrative expenses	(69,532)	(1,800)	(492,280)	(563,612)

Loss from operations	(69,532)	(1,800)	(447,611)	(518,943)

Total assets	$95	$-	$76,535	$76,630
Capital expenditure	$-	$-	$11,434	$11,434

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023 up through the date the Company presented these unaudited financial statements.

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

Results of Operations

For the nine months ended December 31, 2023 and 2022, the Company has generated a revenue of $23,343 and $113,750, respectively. Breakdown of revenue as following:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Lease Revenue	$7,706	$-	$23,343	$-
Percentage towards Total Revenue	100%	0%	100%	0%

Dine-In and Take Away Revenue	$-	$7,564	$-	$68,122
Percentage towards Total Revenue	0%	66.35%	0%	59.89%

Delivery Revenue	$-	$3,836	$-	$45,628
Percentage towards Total Revenue	0%	33.65%	0%	40.11%

Total Revenue	$7,706	$11,400	$23,343	$113,750

Total Cost of Sales	$-	$(9,286)	$-	$(69,081)

Total Gross Profit	$7,706	$2,114	$23,343	$44,669
Gross Profit Margin	100%	18.54%	100%	39.27%

Revenue for the Three Months ended December 31, 2023 and 2022

For the three months ended December 31, 2023, the Company earned a lease revenue of $7,706 due to the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Café Sdn Bhd to lease their assets to the third party.

Dine-in and take away revenue declined from $7,564 for the three months ended December 31, 2022 to $0 for the three months ended December 31, 2023. The decline in dine-in revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from October 2023 to December 2023.

Delivery revenue declined from $3,836 for the three months ended December 31, 2022 to $0 for the three months ended December 31, 2023. The decline in delivery revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from October 2023 to December 2023.

Total revenue declined from $11,400 for the three months ended December 31, 2022 to $7,706 for the three months ended December 31, 2023, primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from October 2023 to December 2023.

Revenue for the Nine Months ended December 31, 2023 and 2022

For the nine months ended December 31, 2023, the Company earned a lease revenue of $23,343 due to the Company has entered into a lease agreement with a third party, Sweet Bakery & Dessert Cafe Sdn Bhd to lease their assets to the third party.

Dine-in and take away revenue declined from $68,122 for the nine months ended December 31, 2022 to $0 for the nine months ended December 31, 2023. The decline in dine-in revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to December 2023.

Delivery revenue declined from $45,628 for the nine months ended December 31, 2022 to $0 for the nine months ended December 31, 2023. The decline in delivery revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to December 2023.

Total revenue declined from $113,750 for the nine months ended December 31, 2022 to $23,343 for the nine months ended December 31, 2023, primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from March 2023 to December 2023.

General and Administrative Expenses

For the nine months ended December 31, 2023 and 2022, the Company has incurred a general and administrative expenses of $ 97,447 and $563,612 respectively. Of which primarily consist of salary, lease expenses, utilities, depreciation, professional fees and repair and maintenance and advertisement and promotions.

Net Loss

For the nine months ended December 31, 2023 and 2022, the Company has incurred a net loss of $ 74,261 and $520,166 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended December 31, 2023, the Company has used $71,934 in operating activities caused by net loss from operating, write off of other receivables and decrease in accrued liabilities and lease liability contra by decrease in prepayment and depreciation.

For the nine months ended December 31, 2022, the Company has used $295,748 in operating activities caused by net loss from operating, increase in accounts receivable and inventories, decrease in prepayment, accounts payable, accrued liabilities and lease liability contra by depreciation, inventory written off, fixed asset written off and write off of other receivables.

Cash Used in Investing Activities

The Company has invested $0 in investing activity for the nine months ended December 31, 2023.

The Company has invested $11,434 in investing activity for the acquisition of new kitchen equipment and office equipment for the nine months ended December 31, 2022.

Cash Provided by Financing Activities

For the nine months ended December 31, 2023, the Company repaid $48,361 from financing cash flow primarily consist of advances from related party and repaid $7,604 to bank loan.

For the nine months ended December 31, 2022, the Company received $281,406 from financing cash flow primarily consist of advances from director and repaid $11,838 to bank loan.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2023.

Contractual Obligations

As of December 31, 2023, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 8, 2024

	By:	/s/ H’sien Loong Wong
	Name:	H’sien Loong Wong
	Title:	President, Secretary, Treasurer and Director

