Form 10-K
period 2024-03-31
Synergy Empire Ltd
filed 2024-10-11
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2024

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common Stock, $0.0001 par value	1,025,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

SYNERGY EMPIRE LIMITED

FORM 10-K

For the Fiscal Year Ended March 31, 2024

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “Synergy Empire” are references to Synergy Empire Limited, a Nevada corporation.

●	SEHL refers to Synergy Empire Holding Limited, a Marshall Island company which is the direct subsidiary of the Company.

●	SEHK refers to Synergy Empire Limited, a Hong Kong company which is a direct subsidiary of SEHL.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On January 1, 2024, the Company disposed SEHL to Mr. Tan Peh Hin Michael in a consideration of $1.00. The disposal indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The board believes that the disposal of these subsidiaries would help reduce the Company’s ongoing accumulated deficits, leading to more efficient operations in the long term.

On December 20, 2023, the Company issued 25,000 shares of the Company’s common stock in a total consideration of $25,000. As of March 31, 2024, the Company have an issued and outstanding share of common stock of 1,025,000 while no preferred share was issued and outstanding.

The Company’s executive office is located at Lot 1G & 2G, Kompleks Lanai, No. 2, Persiaran Seri Perdana, 62250 Putrajaya, Malaysia.

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

On January 1, 2024, the Company disposed SEHL, which indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The disposal of these subsidiaries led to the discontinuation of the Company’s asset leasing business. The Company has decided to shift its focus to providing consultancy services to restaurant owners, specializing in restaurant and kitchen management. This strategic move leverages the Director’s extensive experience in the food and beverage industry.

By offering expert guidance on various aspects of restaurant operations, the consultancy aims to help restaurant owners optimize their business performance. Services may include improving kitchen efficiency, menu planning, staff training, cost management, and implementing best practices for food safety and customer service. The Director’s deep industry knowledge and practical experience will be invaluable in delivering tailored solutions that address the unique challenges encountered by restaurants. This new direction not only broadens the Company’s service portfolio but also positions it as a valuable consultant for restaurant owners seeking to enhance their operational effectiveness and profitability.

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

On January 1, 2024, the Company disposed SEHL, which indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The disposal of these subsidiaries led to the discontinuation of the Company’s asset leasing business. The Company has decided to shift its focus to providing consultancy services to restaurant owners, specializing in restaurant and kitchen management. We currently leverage our Director’s personal networks and social connections to expand our marketing efforts.

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

ITEM 1C. CYBERSECURITY

Risk management and strategy

Synergy Empire Limited acknowledges the crucial necessity of establishing, executing, and sustaining strong cybersecurity measures to secure our information systems. This is undertaken to uphold the confidentiality, integrity, and accessibility of our data.

We plan to strategically incorporate cybersecurity risk management into all our comprehensive risk management framework, fostering a corporate culture that prioritizes cybersecurity at all levels. This integration shall be done in stages so as to guarantee that cybersecurity factors are ingrained in our decision-making processes throughout the organization. We plan to incorporate a risk management team to collaborate closely with the IT department, consistently assessing and mitigating cybersecurity risks in alignment with our business goals and operational requirements.

We recognize the intricate and ever-changing nature of cybersecurity threats. To address this, we shall collaborate with external experts, including cybersecurity assessors, consultants, and auditors. This cooperation shall involve regular audits, threat assessments, and consultations to enhance our security measures. These efforts ensure that our cybersecurity strategies adhere to industry best practices and remain effective in safeguarding our systems.

Understanding the potential risks associated with third-party service providers, we shall implemented stringent processes to oversee and manage these concerns. We shall conduct thorough security assessments before engaging with any third-party provider and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This involves quarterly assessments by our management and continuous evaluations by our security engineers. This approach is designed to mitigate the risks of data breaches or other security incidents originating from third-party sources.

We have not encountered cybersecurity issues that have significantly impacted our operational performance or financial status.

Governance

The Board of Directors is fully aware of the vital importance of managing cybersecurity risks. To ensure effective governance in handling these risks, the Board shall implement a strong oversight mechanisms. This reflects our understanding of the significant impact these threats can have on operational integrity and stakeholder confidence.

Our Board of Directors is tasked with overseeing data privacy and cybersecurity risks. They regularly review the Company’s cybersecurity program with management, evaluating the adequacy of controls and security for our information technology systems. Additionally, they assess the Company’s response plan in case of a security breach affecting these systems. Annually, the Board of Directors receives updates on potential cybersecurity incidents, data privacy, and compliance programs, engaging in active discussions with management on cybersecurity risks.

ITEM 2. PROPERTIES

Our principal executive office is located at Lot 1G & 2G, Kompleks Lanai, No. 2, Persiaran Seri Perdana, 62250 Putrajaya, Malaysia.

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

The exchange rate of US$1 to MYR is around MYR4.65.

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

On January 1, 2024, the Company disposed SEHL, which indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The disposal of these subsidiaries led to the discontinuation of the Company’s asset leasing business. The Company has decided to shift its focus to providing consultancy services to restaurant owners, specializing in restaurant and kitchen management.

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

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$3.30	$3.00
Second Quarter	$3.50	$3.00
Third Quarter	$3.59	$3.59
Fourth Quarter	$3.59	$3.50

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$3.59	$3.59
Second Quarter	$3.59	$3.59
Third Quarter	$3.59	$3.59
Fourth Quarter	$3.59	$3.00

Dividend

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2024 and 2023. We have not paid any cash dividends since our inception on October 17, 2018 and we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Share Holders

As of March 31, 2024, the Company had 1,025,000 shares of our Common Stock par value, $0.0001 issued and outstanding which owned by 52 shareholders.

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

Use of Proceeds from Registered Securities

Not applicable

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2024.

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

Overview

Synergy Empire Limited share the same business plan as that of our subsidiaries. We are engaged in the production and sale of food products, specifically dessert created and sold through various restaurants that we operate in Malaysia. We sell our goods under our brand name “Sweet Hut.” We have two dessert restaurants chains and one central kitchen.

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

On January 1, 2024, the Company disposed SEHL, which indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The disposal of these subsidiaries led to the discontinuation of the Company’s asset leasing business. The Company has decided to shift its focus to providing consultancy services to restaurant owners, specializing in restaurant and kitchen management. This strategic move leverages the Director’s extensive experience in the food and beverage industry.

By offering expert guidance on various aspects of restaurant operations, the consultancy aims to help restaurant owners optimize their business performance. Services may include improving kitchen efficiency, menu planning, staff training, cost management, and implementing best practices for food safety and customer service. The Director’s deep industry knowledge and practical experience will be invaluable in delivering tailored solutions that address the unique challenges encountered by restaurants. This new direction not only broadens the Company’s service portfolio but also positions it as a valuable consultant for restaurant owners seeking to enhance their operational effectiveness and profitability.

Results of Operations

Revenue

For the year ended March 31, 2024 and 2023, the Company has generated a revenue of $5,000 and $122,381. This is a decrease of 95.91%. The breakdown of revenue is as following:

	Year ended March 31
	2024	2023
Consultancy Revenue	$5,000	$-
Percentage towards Total Revenue	100.00%	-%

Lease Revenue	$-	$8,078
Percentage towards Total Revenue	0.00%	6.60%

Dine-In Revenue	$-	$68,675
Percentage towards Total Revenue	0.00%	56.12%

Delivery Revenue	$-	$45,628
Percentage towards Total Revenue	0.00%	37.28%

Total Revenue	$5,000	$122,381

Total Cost of Sales	$-	$69,417

Total Gross Profit	$5,000	$52,964
Gross Profit Margin	100.00%	43.28%

For the year ended March 31, 2024, the Company earned a consultancy revenue of $5,000 by providing consultancy services to restaurant owners, specializing in restaurant and kitchen management.

Lease revenue declined from $8,078 for the year ended March 31, 2023 to $0 for the year ended March 31, 2024. The decline in lease revenue primarily due to the Company discontinued the asset leasing business as a result of the disposal of subsidiaries on January 1, 2024.

Dine-in revenue declined from $68,675 for the year ended March 31, 2023 to $0 for the year ended March 31, 2024. The decline in dine-in revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any dine-in revenue from November 2022 to March 2024.

Delivery revenue declined from $45,628 for the year ended March 31, 2023 to $0 for the year ended March 31, 2024. The decline in delivery revenue primarily due to the termination of all the tenancy agreements on October 31, 2022. Therefore, the Company do not generate any delivery revenue from November 2022 to March 2024.

Gross Profit

The Company gross profit margin has increased from 43.28% for the year ended March 31, 2023 to 100.00% for the year ended March 31, 2024 due to the Company do not generate any dine-in and delivery revenue for the year ended March 31, 2024, and hence the Company also do not incurred cost of sales for the year ended March 31, 2024. The Company earned a gross profit of $5,000 through consultancy business for the year ended March 31, 2024.

General and Administrative Expenses

For the year ended March 31, 2024 and 2023, the Company incurred a general and administrative expenses of $676,076 and $587,642 respectively. This primarily consisted of salary, lease expenses, utilities, depreciation, professional fees, repair and maintenance, compliance expenses and advertising and promotion expenses.

	Year ended March 31
Primary expenses	2024	2023
Salary and salary related expenses	$-	$157,531
Percentage towards general and administrative expenses	0.00%	26.81%

Lease and rent expenses	$-	$43,494
Percentage towards general and administrative expenses	0.00%	7.40%

Utility expenses	$-	$21,270
Percentage towards general and administrative expenses	0.00%	3.62%

Professional expenses	$63,205	$74,079
Percentage towards general and administrative expenses	9.35%	12.61%

Depreciation expenses	$-	$40,670
Percentage towards general and administrative expenses	0.00%	6.92%

Repair and maintenance expenses	$-	$6,838
Percentage towards general and administrative expenses	0.00%	1.16%

Compliance expenses	$-	$9,703
Percentage towards general and administrative expenses	0.00%	1.65%

Advertising and promotion expenses	$-	$7,725
Percentage towards general and administrative expenses	0.00%	1.31%

Total primary expenses	$63,205	$361,310
Percentage towards general and administrative expenses	9.35%	61.48%

Miscellaneous expenses	$612,871	$226,332
Percentage towards general and administrative expenses	90.65%	38.52%

Net Income

For the year ended March 31, 2024 and 2023, the Company generated a net income of 788,254 and incurred a net loss of $534,676 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalent has decreased by $9,786, from $9,868 as of March 31, 2023 to $82 as of March 31, 2024. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended March 31, 2024, the Company used $132,747 in operating activities primarily from net loss, increase in accounts receivable, increase in prepaid expenses, deposits and other receivables contra by written off of other receivables and increase in accrued liabilities and other payables.

For the year ended March 31, 2023, the Company used $306,088 in operating activities primarily from net loss from operation, increase in accounts receivable, increase in inventory, decrease in accounts payable, decrease in accrued liabilities and other payables and repayment of lease liability, contra by depreciation and amortization, writing off of other receivables, write off of inventory, write off of plant and equipment and decrease in prepayment and deposits.

Cash Used in Investing activities

For the year ended March 31, 2024, the Company invest $0 in investing activity.

For the year ended March 31, 2023, the Company spent $11,491 in investing activity, primarily in investment in plant, equipment.

Cash Provided by Financing Activities

For the year ended March 31, 2024, the Company had net proceed from financing activity $132,735 primarily consist of advances from subsidiaries, advances from director, advances from related party and issuance of new common shares.

For the year ended March 31, 2023, the Company had net proceed from financing activity $281,116 primarily consist of advances from related party contra by bank loan repayment.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2024 and March 31, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2024.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

NAME	AGE	POSITION
H’sien Loong Wong	49	Director, President, Secretary and Treasurer

H’sien Loong Wong – Director, President, Secretary and Treasurer

Mr. Wong H’sien Loong was appointed as our Director, President, Secretary and Treasurer on October 31, 2023. Mr. Wong received his BA (Hons) in Communications from Simon Fraser University, British Columbia and his MSc in Real Estate from the National University of Singapore.

Mr. Wong started his career in investor relations in technology, biotechnology, mining and oil and gas. Since July 2015, Mr. Wong has served as Associate Director of Propnex, Singapore’s largest listed real estate agency. From April 2017 until December 2018, Mr. Wong served as the Chief Executive Officer and Chief Financial Officer of FingerMotion, Inc, a Nasdaq-listed mobile data specialist company (“FNGR”). From December 2012 until September 2017, Mr. Wong also served as Senior Manager of Business Development as well as its director of property at Big Box Singapore Pte Ltd, a commercial property valued at $600 million. From July 2007 until September 2009, he was Chief Executive Officer of Nexgen Petroleum Corp, an oil and gas drilling company in Tennessee. Mr. Wong currently serves as a director of FNGR and Food Bank Singapore, a registered charity, where he has served since January 2015.

Mr. Wong’s experience in the industry and corporate management, has led the Board of directors to reach the conclusion that he should serve as a director, president, secretary and treasurer of the Company.

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director believes that it is not necessary to have such committees, at this time, because the Director can adequately perform the functions of such committees.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended March 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wong Hsien Loong,	2024	-	-	-	-	-	-	-	$-
Director	2023	-	-	-	-	-	-	-	$-
Law Jia Ming, Chief Executive Officer, Chief Financial Officer	2023	-	-	-	-	-	-	-	$-
Leong Will Liam, Director	2023	-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2024, the Company has 1,025,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Director
Wong Hsien Loong, Director, President, Secretary and Treasurer	450,000	45%	-	-	45%
5% Shareholders	-	-	-	-	-

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

On January 1, 2024, the Company disposed SEHL to Mr. Tan Peh Hin Michael in a consideration of $1.00. The disposal indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The board believes that the disposal of these subsidiaries would help reduce the Company’s ongoing accumulated deficits, leading to more efficient operations in the long term.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended March 31, 2024 and 2023.

We have engaged JP Centurion & Partners PLT as our principal accountant since July 21, 2021.

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$24,000	$24,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$24,000	$24,000

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

Synergy Empire Limited
(Name of Registrant)

Date: October 11, 2024	By:	/s/ H’sien Loong Wong
	Title:	President, Secretary, Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Synergy Empire Limited

Lot 1G & 2G, Kompleks Lanai,

No. 2, Persiaran Seri Perdana,

62250 Putrajaya, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy Empire Limited (the ‘Company’) as of March 31, 2024 and March 31, 2023, and the related consolidated statements of operations and comprehensive income /(loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended March 31, 2024 and March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2024 and March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, for the year ended March 31, 2024, the Company incurred a negative operating cash flow of $132,747. The Company’s current liabilities exceeded its current assets by $406,879, has an accumulated deficit of $958,879 and shareholders’ deficit of $406,879. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Kuala Lumpur, Malaysia

October 11, 2024

PCAOB ID :6723

Item 1. Financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2024	As of March 31, 2023
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82	$9,868
Accounts receivable, net	5,000	-
Prepaid expenses, deposits and other receivables	39,832	15,681
TOTAL CURRENT ASSETS	$44,914	$25,549

NON-CURRENT ASSETS
Plant and equipment, net	-	66,184
Intangible assets	-	1,199
TOTAL ASSETS	$44,914	$92,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$5,928
Accrued expenses and other payables	29,115	70,885
Bank borrowing	-	7,954
Amount due to a director	21,012	-
Amount due to related party	401,666	1,325,308
TOTAL CURRENT LIABILITIES	$451,793	$1,410,075
TOTAL LIABILITIES	$451,793	$1,410,075

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 500,000 None issued and outstanding as of March 31, 2024 Authorized: 500,000 None issued and outstanding as of March 31, 2023	-	-
Common stock – Par value $0.0001; Authorized: 5,000,000 Issued and outstanding: 1,025,000 shares as of March 31, 2024 Authorized: 5,000,000 Issued and outstanding: 1,000,000 shares as of March 31, 2023	103	100
Additional paid-in capital	551,897	784,083
Accumulated other comprehensive income	-	32,881
Accumulated deficit	(958,879)	(2,134,207)
TOTAL STOCKHOLDERS’ DEFICIT	$(406,879)	$(1,317,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,914	$92,932

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, March 31
	2024	2023
	(Audited)	(Audited)
REVENUE	$5,000	$122,381

COST AND EXPENSES:
Cost of revenue	-	(69,417)
General and administrative expenses	(676,076)	(587,642)
Total operating costs and expenses	(676,076)	(657,059)
Loss from operations	(671,076)	(534,678)

Other income, net	1	2

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(671,075)	(534,676)

Income tax expense	-	-

LOSS FROM CONTINUING OPERATIONS	(671,075)	(534,676)

GAIN FROM DISCONTINUED OPERATIONS
Gain from disposal of subsidiaries	1,444,410	-
Gain from discontinued operations, net of tax	14,919	-

NET INCOME/(LOSS)	788,254	(534,676)

OTHER COMPREHENSIVE INCOME (LOSS)
Realized foreign currency translation due to disposal of subsidiaries	129,891	-
Foreign currency translation (loss)/income	(32,881)	53,152

TOTAL COMPREHENSIVE INCOME/(LOSS)	$885,264	$(481,524)

NET INCOME/(LOSS) PER SHARE, BASIC AND DILUTED	$0.78	$(0.53)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,007,055	1,000,000

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK			ACCUMULATED
	Number of Shares	Amount	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of March 31, 2022	1,000,000	$100	$784,083	$(20,271)	$(1,599,531)	$(835,619)
Net loss for the year 2023	-	-	-	-	(534,676)	(534,676)
Foreign currency translation	-	-	-	53,152	-	53,152
Balance as of March 31, 2023	1,000,000	$100	$784,083	$32,881	$(2,134,207)	$(1,317,143)
Issuance of new common shares	25,000	3	24,997	-	-	25,000
Gain from disposal of subsidiaries	-	-	(257,183)	-	1,846,403	1,589,220
Net loss for the year 2024	-	-	-	-	(671,075)	(671,075)
Foreign currency translation	-	-	-	(32,881)	-	(32,881)
Balance as of March 31, 2024	1,025,000	$103	$551,897	$-	$(958,879)	$(406,879)

See accompanying notes to consolidated financial statements

SYNERGY EMPIRE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended March 31,
	2024	2023
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuous operations	$(671,075)	$(534,676)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	-	76,968
Write off of other receivables	563,890	687
Write off of inventory	-	11,169
Write off of plant and equipment	-	183,606
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,000)	(431)
Increase in inventories	-	(620)
(Increase)/Decrease in prepaid expenses, deposits and other receivables	(27,332)	18,718
Decrease in accounts payable	-	(5,259)
Increase/(Decrease) in accrued expenses and other payables	6,770	(19,625)
Repayment of lease liability	-	(36,625)
Net cash flows used in operating activities	(132,747)	(306,088)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(11,491)
Net cash flows used in investing activity	-	(11,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new common shares	25,000	-
Advance from subsidiaries	38,362	-
Advance from director	21,012	-
Advance from related party	48,361	297,166
Principal repayments of bank loan	-	(16,050)
Net cash flows provided by financing activities	132,735	281,116

Effect of exchange rate changes in cash and cash equivalents	(484)	27,770

Net changes in cash and cash equivalents	(496)	(8,693)
Operating cash flows of the discontinued operations	(2,090)	-
Investing cash flows of the discontinued operations	(1)	-
Financing cash flows of the discontinued operations	(7,199)	-

Cash and cash equivalents, beginning of year	9,868	18,561

CASH AND CASH EQUIVALENTS, END OF YEAR	$82	$9,868

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$156	$1,452

See accompanying notes to consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

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

On January 1, 2024, the Company disposed SEHL to Mr. Tan Peh Hin Michael in a consideration of $1.00. The disposal indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The board believes that the disposal of these subsidiaries would help reduce the Company’s ongoing accumulated deficits, leading to more efficient operations in the long term.

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

On January 1, 2024, the Company disposed SEHL to Mr. Tan Peh Hin Michael in a consideration of $1.00. The disposal indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The board believes that the disposal of these subsidiaries would help reduce the Company’s ongoing accumulated deficits, leading to more efficient operations in the long term.

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

Our deposit in Malaysia is currently deposit in Public Bank Berhad and Standard Chartered Bank (Malaysia) Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $53,763, if the aforementioned banks fail.

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

Revenue recognition

Revenue is generated through consultancy services, sale of goods and delivery services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery of goods and services has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the provision of consultancy services upon the delivery of the kitchen management consultancy service to the customer while the revenue from the sale of product is recorded upon shipment or delivery of the products to the customer. The Company does not allow return of the products purchased or refund unless the food delivered is spoilt.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the year ended March 31
	2024	2023
Period-end MYR : US$1 exchange rate	4.72	4.42
Period-average MYR : US$1 exchange rate	4.65	4.46
Period-end/Period-average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, account receivable, deposits and other receivables, amount due to related parties, account payable and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

As of March 31, 2024, and 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

As of March 31, 2024, the Company have no operating lease of which lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

Accounts receivable is recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. For the year ended March 31, 2024, the Company do not make any allowance for expected credit loss.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on April 1, 2023. An analysis of receivables, including credit losses, was conducted during the first quarter of fiscal 2024. The Company does not anticipate that the adoption of the new guidance will have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $958,879 as of March 31, 2024. For the years ended March 31, 2024, the Company recorded operating cash outflows of $132,747. Furthermore, the Company recorded a negative working capital of $406,879 as of March 31, 2024 respectively.

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

4. DISPOSAL OF SUBSIDIARIES

On January 1, 2024, the Company signed an instrument of transfer with Mr. Tan Peh Hin Michael to dispose SEHL in a consideration of $1.00. The disposal indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. Beginning on January 1, 2024, the Company historical financial results for periods prior to the above transaction have been reflected in our statement of income, retrospectively, as disposal of subsidiaries and discontinued operations. Additionally, the related assets and liabilities associated with the disposal of subsidiaries in the prior year balance sheet are written off.

During the three months ended March 31, 2024, the Company recorded a gain from the disposal of subsidiaries amounted $1,444,410 and a gain from the discontinued operations amounted $14,919.

The following table summarizes the assets and liabilities of the disposal of subsidiaries included in the consolidated balance sheet indicated:

Accounts receivable, net	$27,872
Prepaid expenses, deposits and other receivables	498
Plant and equipment, net	56,174
Intangible assets	1,054
Accounts payable	(10,560)
Accrued expenses and other payables	(43,214)
Other payables to related parties	(1,476,233)
Net liabilities of the subsidiaries	$(1,444,409)
Consideration	1
Gain from disposal of subsidiaries	$1,444,410

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Years ended March 31
	2024	2023
Revenue	$23,210	$122,381
Cost of revenue	-	(69,417)
Gross profit	23,210	52,964
General and administrative expenses	(8,135)	(489,306)
Loss from operations	$15,075	$(436,342)
Finance cost	(156)	(1,452)
Gain/(Loss) before income tax	14,919	(437,794)
Income tax expense	-	-
Gain from discontinued operations	$14,919	$(437,794)

5. ACCOUNTS RECEIVABLE, NET

	As of March 31
	2024	2023
Accounts receivable, gross	$5,000	$-
Allowance for expected credit loss	-	-
Accounts receivable, net	$5,000	$-

6. PREPAID EXPENSES, DEPOSITS & OTHER RECEIVABLES

	As of March 31
	2024	2023
Prepaid expenses	$14,832	$12,500
Other receivables	25,000	3,181
Total	$39,832	$15,681

Prepaid expenses represent the payments of subscription fee, deposit payments of public utilities, such as electricity, telephone, water supplies, OTCQB annual fee and secretary fees.

Other receivables mainly represent the subscription receivable in escrow account.

7. PLANT AND EQUIPMENT

	As of March 31
	2024	2023
Office equipment	$-	$39,285
Kitchen equipment	-	43,222
Motor vehicle	-	11,078
Total plant and equipment	$-	$93,585
Less: Accumulated depreciation	-	(27,401)
Total plant and equipment	$-	$66,184

For the year ended March 31, 2024, the Company do not invest in plant and equipment.

For the year ended March 31, 2023, the Company has invested $11,360 in kitchen equipment and $131 in office equipment respectively. The Company has written off a carrying amount of $183,606 in renovation due to discontinuation of all tenancy agreements.

Depreciation expenses for the years ended March 31, 2024 and 2023 amounted to $0 and $40,524 respectively.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31
	2024	2023
Accrued expenses	$29,115	$31,322
Other payables	-	39,111
Deposit received	-	452
Total	$29,115	$70,885

Accrued expenses for the years ended March 31, 2024 and 2023 consist of accrued salary, rental, utilities bills, audit fee, taxation fee and professional fee.

Other payable for the years ended March 31, 2023 consist of outstanding marketing expenses, sales and service tax payable, renovation payment and loan from third party.

Deposit received for the year ended March 31, 2023 consist of deposit from lease agreement.

9. AMOUNT DUE TO A DIRECTOR

On October 31, 2023, the director of the Company, Leong Will Liam (President, Secretary, Treasurer, and Director) resigned his positions with the Company. Upon such resignation, H’sien Loong Wong was appointed as President, Treasurer, Secretary and Director of the Company.

As of March 31, 2024, the Company has an outstanding amount due to director, Mr. H’sien Loong Wong amounted $21,012, which is unsecured and non-interest bearing with no fixed terms of repayment.

10. AMOUNT DUE TO RELATED PARTY

As of March 31, 2023, the Company has an outstanding loan payable to Mr. Leong Will Liam amounted $1,325,308, of which including an amount due to Synergy Empire HK, amounted $24,822. For the year ended March 31, 2024, Mr. Leong Will Liam has further advanced $48,361 to the Company for working capital purpose.

Both aforementioned loans are unsecured, non-interest bearing and payable on demand.

Amount due to related party Mr. Leong Will Liam
Balance as of March 31, 2023	$1,300,486
Loan from related party	48,361
Amount advance to related party due to disposal of subsidiaries	(912,344)
Foreign currency translation	(59,659)
Balance as of March 31, 2024	$376,844
Balance as of March 31, 2024 – Amount due to Synergy Empire HK	24,822
Balance as of March 31, 2024 – Total amount due to related party	$401,666

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

The outstanding balance of business loan as of March 31, 2024 and 2023 can be summarized as follow:

	As of March 31
	2024	2023
Bank borrowing (Current portion)	$-	$7,954
Total	$-	$7,954

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

For the year ended March 31, 2024, the Company repaid $0 in bank borrowings.

For the year ended March 31, 2023, the Company repaid $16,050 in bank borrowings.

Maturities of the loan for the remaining one year are as follows:

Year ending March 31
2024	$-
Total	$-

12. CONCENTRATION OF RISK

(a) Major Customers

For the year ended March 31, 2024, there were one customer who accounted for 100% of the Company’s revenues with outstanding receivables.

For the year ended March 31, 2023, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major Suppliers

For the year ended March 31, 2024 and 2023, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

13. INCOME TAXES

The loss before income taxes of the Company for the years ended March 31, 2024 and 2023 were comprised of the following:

	For the years ended March 31
	2024	2023
Tax jurisdictions from:
– Local	$(671,075)	$(96,883)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	(1,800)
Hong Kong	-	-
Malaysia	-	(435,993)
Loss before income taxes	$(671,075)	$(534,676)

Provision for income taxes consisted of the following:

For the years ended March 31
	2024	2023
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2024, the operations in the United States of America incurred $958,879 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $201,365 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2024 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $529,235) or less and that are not part of a group containing a company exceeding this capitalization threshold is 15% on first chargeable income of MYR 150,000 (approximately $31,754), 17% on remaining chargeable income up to MYR 600,000 (approximately $127,016) and any chargeable income beyond MYR 600,000 (approximately $127,016) will be subject to the corporate tax rate of 24%.

For the year ended March 31, 2024, Lucky Star F&B Sdn. Bhd. generated profits of $18,995 and SH Desserts Sdn. Bhd. incurred a loss of $4,076.

As of March 31, 2024, the operations in Malaysia was discontinued due to the disposal of the two subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2024 and March 31, 2023:

	As of March 31
	2024		2023
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		201,365		60,439
– Marshall Islands		-		-
– Hong Kong		-		-
– Malaysia		-		313,031
		201,365		373,470
Less: valuation allowance		(201,365)		(373,470)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $201,365 as of March 31, 2024. For the year ended March 31, 2024, the valuation allowance decreased by $172,105, primarily relating to the loss incurred by the Company and disposal of Lucky Star F&B Sdn. Bhd and SH Dessert Sdn. Bhd.

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

For the year ended March 31, 2024, the Company issued 25,000 shares of the Company’s common stock in a total consideration of $25,000. As of March 31, 2024, the Company have an issued and outstanding share of common stock of 1,025,000 while no preferred share was issued and outstanding.

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

16. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has three reportable segments based on business unit, consultancy business, asset leasing business and food and beverage business and three reportable segments based on country, United States, Marshall Islands and Malaysia.

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

	For the Year Ended and As of March 31, 2024
By Country	Consultancy Business	Asset Leasing Business	Food & Beverage Business	Total
Revenue	$5,000	$-	$-	$5,000

Cost of revenue	-	-	-	-
General and administrative expenses	(676,076)	-	-	(676,076)

Loss from operations	(671,076)	-	-	(671,076)

Total assets	$44,914	$-	$-	$44,914
Capital expenditure	$-	$-	$-	$-

	For the Year Ended and As of March 31, 2023
By Business Unit	Assets Leasing Business	Food & Beverage Business	Total
Revenue	$8,078	$114,303	$122,381

Cost of revenue	-	(69,417)	(69,417)
General and administrative expenses	-	(587,642)	(587,642)

Loss from operations	8,078	(542,756)	(534,678)

Total assets	$92,932	$-	$92,932
Capital expenditure	$11,491	$-	$11,491

	For the Year Ended and As of March 31, 2024
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$5,000	$5,000

Cost of revenue	-	-	-	-
General and administrative expenses	(676,076)	-	-	(676,076)

Loss from operations	(676,076)	-	5,000	(671,076)

Total assets	$44,914	$-	$-	$44,914
Capital expenditure	$-	$-	$-	$-

	For the Year Ended and As of March 31, 2023
By Country	United States	Marshall	Malaysia	Total
Revenue	$-	$-	$122,381	$122,381

Cost of revenue	-	-	(69,417)	(69,417)
General and administrative expenses	(96,883)	(1,800)	(488,959)	(587,642)

Loss from operations	(96,883)	(1,800)	(435,995)	(534,678)

Total assets	$12,595	$-	$80,337	$92,932
Capital expenditure	$-	$-	$11,491	$11,491

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

On January 1, 2024, the Company disposed SEHL, which indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. The disposal of these subsidiaries led to the discontinuation of the Company’s asset leasing business. The Company has decided to shift its focus to providing consultancy services to restaurant owners, specializing in restaurant and kitchen management. This strategic move leverages the Director’s extensive experience in the food and beverage industry.

By offering expert guidance on various aspects of restaurant operations, the consultancy aims to help restaurant owners optimize their business performance. Services may include improving kitchen efficiency, menu planning, staff training, cost management, and implementing best practices for food safety and customer service. The Director’s deep industry knowledge and practical experience will be invaluable in delivering tailored solutions that address the unique challenges encountered by restaurants. This new direction not only broadens the Company’s service portfolio but also positions it as a valuable consultant for restaurant owners seeking to enhance their operational effectiveness and profitability.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024 up through the date the Company presented these audited financial statements.

