Form 10-Q
period 2024-06-30
Synergy Empire Ltd
filed 2026-04-30
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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
Emerging growth company ☐

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $0.0001 par value	1,525,000
Preferred Stock, $0.0001 par value	10,000,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 and MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2024	As of March 31, 2024 Re-presented
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$82
Accounts receivable, net	5,000	5,000
Prepaid expenses and other receivables	9,558	39,832
TOTAL CURRENT ASSETS	$14,558	$44,914

TOTAL ASSETS	$14,558	$44,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$28,732	$29,115
Other payable	-	397,651
Amount due to a director	16,303	25,002
Amount due to related party	289,026	25
TOTAL CURRENT LIABILITIES	$334,061	$451,793
TOTAL LIABILITIES	$334,061	$451,793

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 20,000,000 None issued and outstanding	$-	$-
Common stock – Par value $0.0001; Authorized: 50,000,000 Issued and outstanding: 1,525,000 shares as of June 30, 2024 and 1,025,000 shares as of March 31, 2024	153	103
Additional paid-in capital	651,847	551,897
Accumulated other comprehensive income/(loss)	-	-
Accumulated deficit	(971,503)	(958,879)
TOTAL STOCKHOLDERS’ DEFICIT	$(319,503)	$(406,879)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,558	$44,914

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2024	2023 (Re-presented)
	(Unaudited)	(Unaudited)

REVENUE	$12,500	$-

COST AND EXPENSES:
Cost of revenue	-	-
General and administrative expenses	(25,124)	(12,244)
Total operating costs and expenses	(25,124)	(12,244)
Loss from operations	$(12,624)	$(12,244)

Finance cost	-	-

Loss before income tax	$(12,624)	$(12,244)

Income tax expense	-	-

Loss after income tax from continuing operation	$(12,624)	$(12,244)

Net loss from discontinued operations before tax	-	(34,569)
Income tax on discontinued operations	-	-
Net loss from discontinued operations	-	(34,569)

Net loss	$(12,624)	$(46,813)

Foreign currency translation gain – on discontinued operations	-	80,173

Total comprehensive (loss)/income	$(12,624)	$33,360

Net loss per share, basic and diluted	$(0.01)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	1,371,154	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2024 (Audited)	1,025,000	$103	$551,897	$(958,879)	$-	$(406,879)
Issuance of new common shares	500,000	50	99,950	-	-	100,000
Net loss for the period	-	-	-	(12,624)	-	(12,624)
Foreign currency translation	-	-	-	-	-	-
Balance as of June 30, 2024 (Unaudited)	1,525,000	$153	$651,847	$(971,503)	$-	$(319,503)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2023 (Audited)	1,000,000	$100	$784,083	$(2,134,207)	$32,881	$(1,317,143)
Net loss for the period	-	-	-	(46,813)	-	(46,813)
Foreign currency translation	-	-	-	-	80,173	80,173
Balance as of June 30, 2023 (Unaudited)	1,000,000	$100	$784,083	$(2,181,020)	$113,054	$(1,283,783)

See accompanying notes to the unaudited condensed consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, June 30
	2024	2023 Re-presented
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,624)	$(12,244)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	-	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other receivables	30,274	3,750
Decrease in accrued liabilities	(383)	-
Decrease in other payables	(397,651)	(6,567)
Net cash flows used in operating activities	$(380,384)	$(15,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new common stocks	-	-
Advance (to)/from director	(8,699)	15,050
Advance from related party	389,001	-
Net cash flows provided by financing activities	$380,302	$15,050

Effect of exchange rate changes	$-	$(405)

Net changes in cash and cash equivalents	(82)	(416)

Operating cash flows of the discontinued operation	-	(33,248)
Investing cash flows of the discontinued operation	-	-
Financing cash flows of the discontinued operation	-	(4,134)
Effect of exchange rate changes of the discontinued operations	-	31,610

Net changes in cash and cash equivalents of the discontinued operations	-	(5,772)

Cash and cash equivalents, beginning of period	82	9,868
Cash balance from discontinued operation	-	(3,596)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$84

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	-	123
Issuance of new common stocks	$100,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Synergy Empire Limited (“the Company”) was incorporated under the laws of the State of Nevada on October 17, 2018. We have historically conducted our business through Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd, both are private limited liability companies, incorporated in Malaysia.

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

Mr. Leong Will Liam was the director of the Company, Synergy Empire Marshall and a director and sole shareholder of Synergy Empire HK.

On July 29, 2022, the Company approved the resignation of Mr. Leong Will Liam concurrently with the appointment of Mr. Vicknesya Naayaker A/L Punosamy as the director of Lucky Star F&B Sdn. Bhd.

On July 29, 2022, the Company approved the resignation of Mr. Leong Will Liam concurrently with the appointment of Mr. Praveen A/L Ravichandran as the director of SH Dessert Sdn. Bhd.

On October 31, 2022, the Company terminated all the tenancy agreements before the expiry of the lease terms as mentioned in the agreements.

On November 30, 2022, the Company had entered into a lease agreement with a third party, Sweet Bakery & Dessert Café Sdn Bhd to lease the Company’s assets (the assets were owned by the disposed subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd.) to the third party. The leasing period was from January 1, 2023 to December 31, 2023. The Company has discontinued the assets leasing business due to disposal of subsidiaries on January 1, 2024. Upon the disposal of subsidiaries, the Company decided to provide consultancy services to restaurant owners, specializing in restaurant and kitchen management.

On October 31, 2023, the director and officers of the Company, Leong Will Liam (President, Secretary, Treasurer, and Director) and Law Jia Ming (Chief Executive Officer and Chief Financial Officer) resigned from their positions with the Company. Upon such resignations, H’sien Loong Wong was appointed as President, Treasurer, Secretary and Director of the Company.

On January 1, 2024, the Company disposed Synergy Empire Marshall to a shareholder of the Company, Mr. Tan Peh Hin Michael for, a consideration of $1.00. The disposal indirectly also resulted in the divestiture of two other subsidiaries in Malaysia, Lucky Star and SH Dessert. The board believes that the disposal of these subsidiaries would help reduce the Company’s ongoing accumulated deficits, leading to more efficient operations in the long term. The disposal of these subsidiaries led to the discontinuation of the Company’s asset leasing business, the disclosures of which were adjusted retrospectively in the unaudited condensed consolidated financial statements. With the divestment, the Company decided to shift its focus to providing consultancy services to restaurant owners, specializing in restaurant and kitchen management. This strategic move leverages the Director’s extensive experience in the food and beverage industry. Beginning on January 1, 2024, the Company historical financial results for periods prior to the above transaction have been reflected in our statement of income, retrospectively, as disposal of subsidiaries and discontinued operations.

On July 29, 2024, the Company executed an Acquisition and Stock Purchase Agreement (“the “Agreement”) with Meluha Therapeutics Berhad (“Meluha”), a limited company incorporated under the laws of Malaysia, and the shareholders of Meluha. Pursuant to the Agreement, we agreed to purchase 10,000,000 shares of Meluha (the “Meluha Shares”), representing all of the issued and outstanding shares of common stock of Meluha, which were held by all the shareholders of Meluha. As consideration, we agreed to issue to the shareholders of Meluha, 10,000,000 shares of our series A preferred stock with par value of $0.0001 per share (“Preferred Stock”), at a value of $0.2155 per share, for an aggregate value of $2,155,000. The acquisition has been consummated on March 28, 2025. Meluha is a biopharmaceutical company, primarily involved in contract manufacturing as well as research and development of biopharmaceutical and medical products. The Company has changed their business direction from restaurant and kitchen management consultancy services to contract manufacturing business of biopharmaceutical and medical products, which constituted a reverse takeover between the Company and Meluha.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company has adopted March 31 as its fiscal year end.

The reporting currency of the Company is United States Dollars (“US$”), which is also the functional currency of the Company.

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

Revenue recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (codified in ASC 606), and accounts for revenue in accordance with ASC 606. Revenue is generated through provision of consultancy services and asset leasing services. However, asset leasing services were discontinued as of January 1, 2024 and has been re-presented within discontinued operations after setting off the relevant costs. Revenue is recognized when a customer obtains control of promised services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the services in the contract;

(ii) determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.

A contract with a customer exists when the Company enters into a written agreement that has been approved by both parties and establishes legally enforceable rights and obligations, including the identification of the services to be provided, payment terms, and contract duration. The Company assesses whether the contract has commercial substance and concludes that collectability of the consideration is probable prior to recognizing revenue.

The Company generates revenue from providing restaurant and kitchen management consultancy services, including operational, marketing, and business development support. These activities are highly interdependent and significantly integrated, and together represent a single combined output to the customer. Accordingly, the Company has determined that the promised services are not separately identifiable and constitute a single performance obligation under ASC 606.

The Company satisfies its performance obligation over time, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Progress toward complete satisfaction of the performance obligation is measured on a time-elapsed basis, with revenue recognized ratably over each monthly service period, which the Company considers to faithfully depicts the transfer of control of the services to the customer.

The transaction price consists of a fixed monthly service fee as specified in the contract and does not include variable consideration, a significant financing component, or noncash consideration. Because the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation.

The Company controls the consultancy services prior to transfer to the customer and is primarily responsible for fulfilling the performance obligation. Accordingly, the Company acts as a principal in these arrangements and recognizes revenue on a gross basis.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries maintained their books and record in Malaysian Ringgits (“MYR”) and United States Dollars (“US$”), which were their respective functional currencies, being the primary currency of the economic environment in which the entities operated.

For periods prior to January 1, 2024, the Company had foreign subsidiaries with functional currencies other than US$. For consolidation purposes, the assets, liabilities and stockholders’ equity of these subsidiaries were translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (“AOCI”).

On January 1, 2024, the Company disposed of all of its foreign subsidiaries. In accordance with ASC 830-30-40, the cumulative foreign currency translation adjustments associated with these subsidiaries that had been included in AOCI were reclassified into earnings as a component of the gain or loss realized upon disposal. Accordingly, no foreign currency translation remained in AOCI as of, and for period subsequent to January 1, 2024.

Translation of amounts from the local currency of the subsidiaries into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended June 30
	2024	2023
Period-end MYR : US$1 exchange rate	4.72	4.67
Period-average MYR : US$1 exchange rate	4.73	4.58

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

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2024 and 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Commitments and contingencies

The Company follows the ASC 450-20, “Commitments to report accounting for contingencies”. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

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

Accounts receivable is recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. For the quarter ended June 30, 2024 and 2023, the Company did not make any allowance for expected credit loss.

Credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Discontinued operations

The Company has adopted ASC Topic 205, “Presentation of Financial Statements” Subtopic 20-45, in determining whether any of its business component(s) classified as held for sale, disposed of by sale or other than by sale is required to be reported in discontinued operations. In accordance with ASC Topic 205-20-45-1, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

When a component is classified as a discontinued operation, the results of operations of the discontinued component, including any gain or loss on disposal, are presented as a separate line item, net of tax, in the consolidated statements of income for all periods presented. Prior period financial information is reclassified to reflect the discontinued operation on a comparable basis.

Assets and liabilities of a discontinued operation that meet the criteria to be classified as held for sale are presented separately in the consolidated balance sheets. Such assets and liabilities are classified as current or noncurrent based on their nature and the Company’s normal classification policy.

The cash flows attributable to discontinued operations are presented separately from cash flows from continuing operations in the consolidated statement of cash flows for all periods presented.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $971,503 and $958,879 as of June 30, 2024 and March 31, 2024 respectively. For the three months ended June 30, 2024 and 2023, the Company suffered from a net loss of $12,624 and $46,813 respectively. Furthermore, the Company recorded a negative working capital of $319,503 and $406,879 as of June 30, 2024 and March 31, 2024 respectively.

The Company’s cash position is not sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from the operation of its subsidiary, Meluha Therapeutics Berhad (“Meluha”).

On July 29, 2024, the Company executed an Acquisition and Stock Purchase Agreement (“the “Agreement”) with Meluha Therapeutics Berhad, a limited company incorporated under the laws of Malaysia, and the shareholders of Meluha. Pursuant to the Agreement, we agreed to purchase 10,000,000 shares of Meluha (the “Meluha Shares”), representing all of the issued and outstanding shares of common stock of Meluha, which were held by all the shareholders of Meluha. As a consideration, we agreed to issue to the shareholders of Meluha, 10,000,000 shares of our Series A preferred stock with par value of $0.0001 per share (“Preferred Stock”), at a value of $0.2155 per share, for an aggregate value of $2,155,000. The acquisition has been consummated on March 28, 2025. Meluha is a biopharmaceutical company, primarily involved in contract manufacturing as well as research and development of biopharmaceutical and medical products. The Company has changed their business direction from restaurant and kitchen management consultancy services to contract manufacturing business of biopharmaceutical and medical products, which constituted a reverse takeover between the Company and Meluha. Additional funding from internal and external sources may be required to operate the business, however, there is uncertainty as to whether such funding can be secured on terms favorable to the Company.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. ACCOUNTS RECEIVABLE, NET

	As of June 30, 2024	As of March 31, 2024
Accounts receivable, gross	$5,000	$5,000
Allowance for expected credit loss	-	-
Accounts receivable, net	$5,000	$5,000

5. PREPAID EXPENSES AND OTHER RECEIVABLES

	As of June 30, 2024	As of March 31, 2024
Prepaid expenses	9,558	14,832
Other receivables	-	25,000
Total	$9,558	$39,832

Prepaid expenses represent OTCQB annual fee and filing agent fee.

Other receivables consist of subscription proceeds receivable from the legal counsel.

6. ACCRUED EXPENSES AND OTHER PAYABLES

	As of June 30, 2024	As of March 31, 2024
Accrued expenses	$28,732	$29,115
Other payables	-	397,651
Total	$28,732	$426,766

Accrued expenses consist of accrued audit fees and professional fees.

Other payables consist of amount due to our previous director, who was resigned on October 31, 2023.

7. AMOUNT DUE TO A DIRECTOR

On October 31, 2023, the director of the Company, Leong Will Liam (President, Secretary, Treasurer, and Director) resigned from his positions with the Company. Upon such resignation, H’sien Loong Wong was appointed as President, Treasurer, Secretary and Director of the Company.

As of June 30, 2024 and March 31, 2024, the Company has an outstanding amount due to director, Mr. H’sien Loong Wong amounted $16,303 and $25,002 respectively, which is unsecured, non-interest bearing and repayable on demand.

8. AMOUNT DUE TO A RELATED PARTY

On May 5, 2024, Will Liam Leong, who was the previous director of the Company, had assigned and transferred the amount due to him by the Company to Michael Tan, who is a substantial shareholder of the Company. As of June 30, 2024, the Company has an outstanding amount due to a related party, Michael Tan, which amounted to $289,026, which is unsecured, non-interest bearing and repayable on demand.

9. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended June 30, 2024, there was one customer who accounted for 100% of the Company’s revenues with 100% outstanding receivables.

For the three months ended June 30, 2023, there was one customer who accounted for 100% of the Company’s revenues with 100% outstanding receivables.

(b) Major Suppliers

For the three months ended June 30, 2024 and 2023, there were no suppliers who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

10. INCOME TAXES

The loss before income taxes of the Company for the three months ended June 30, 2024 and 2023 comprised of the following:

	For the three months ended June 30
	2024	2023
Tax jurisdictions from:
– Local – for continued operations	$(12,624)	$(43,854)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia – for discontinued operations	-	(2,959)
Loss before income taxes	$(12,624)	$(46,813)

Provision for income taxes consisted of the following:

For the three months ended June 30
	2024	2023
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company had a number of subsidiaries that operated in different countries and were subject to tax in the jurisdictions in which its subsidiaries operated, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law with a tax rate of 21%. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of June 30, 2024, the operations in the United States of America incurred $971,503 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $204,016 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. There is no tax charge due to the losses incurred for the periods.

For the three months ended June 30, 2024, there was no operating income under the applicable U.S. tax regime.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

For the three months ended June 30, 2023, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a loss of $1,483 and $1,476 respectively.

As of June 30, 2024, the operations in Malaysia have been discontinued due to the disposal of the two subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. with effect from January 1, 2024.

	For the three months ended June 30
	2024	2023
Loss before income taxes	-	(2,959)
Malaysia statutory tax rate	24%	24%
Income tax expense at statutory rate	$-	$(710)
Valuation allowance	-	710
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2024 and March 31, 2024:

	As of June 30, 2024		As of March 31, 2024
Deferred tax assets on:

Net operating loss carryforwards	$		$
– United States of America		204,016		201,365
– Marshall Islands		-		-
– Malaysia		-		-
		204,016		201,365
Less: valuation allowance		(204,016)		(201,365)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $204,016 as of June 30, 2024. For three months ended June 30, 2024, the valuation allowance increased by $2,651, primarily relating to the loss incurred by the Company.

11. STOCKHOLDERS’ EQUITY

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

Following the completion of the transaction, H’sien Loong Wong, became the beneficial owner of 450,000 shares of the Company’s common stock (45% of the issued and outstanding shares of common stock of the Company), and as such he is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Mr. Wong acquired his 450,000 shares of common stock from Leong Will Liam, the Company’s former President, Secretary, Treasurer, Director and controlling shareholder) for $293,535 ($0.6523 per share). Mr. Wong purchased such shares with his own savings. Other than Mr. Wong, upon the completion of the transaction, there were additional three shareholders who attained shareholding in excess of 5% of the Company’s common stock.

On December 20, 2023, the Company issued 25,000 shares of restricted common stock to 20 individual shareholders at the purchase price of $1.00, for a total consideration of $25,000. The proceeds of $25,000 went to the Company to be used as working capital.

On April 30, 2024, the Company issued 500,000 shares of restricted common stock to 2 individual shareholders at the purchase price of $0.20, for a total consideration of $100,000. The proceeds of $100,000 went to the Company to be used as working capital. The total consideration of $100,000 was off-set by the amount due to the shareholders by the Company.

On May 16, 2024, the Company increased the number of authorized shares of common stock with $0.0001 par value per share from 5,000,000 shares to 50,000,000 shares, and preferred stock with $0.0001 par value per share from 500,000 shares to 20,000,000 shares.

On May 16, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation (the “Series A Certificate of Designation”) describing the preferences, rights and limitations of the Company’s Series A Preferred Stock, $0.0001 par value per share. The Series A Certificate of Designation authorized the issuance of up to 10,000,000 shares of Series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value equal to $1.00 per share.

Holders of the Series A Preferred Stock are entitled to 1 vote per share on matters submitted to a vote of the Company’s stockholders. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary of involuntary, the holders of the Series A Preferred Stock will be entitled to receive out of the assets of the Company an amount equal to the stated value of the Series A Preferred Stock and any other fees or liquidated damages then due and owing, for each share of Series A Preferred Stock before any distribution or payment is made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred Stock will be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

As of June 30, 2024, the Company have an issued and outstanding share of common stock of 1,525,000 shares while no preferred share was issued and outstanding.

12. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. Prior to January 1, 2024, the Company had one reportable segment based on business units, being asset leasing business, and two reportable segments based on country, being United States and Malaysia. After January 1, 2024, the Company had one reportable segment based on business units, being consultancy services business and one reportable segment based on country, being United States.

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

On January 1, 2024, the Company disposed Synergy Empire Marshall to Mr. Tan Peh Hin Michael for a consideration of $1.00. The disposal indirectly resulted in the divestiture of two subsidiaries in Malaysia, Lucky Star and SH Dessert. As a result, the Company discontinued the asset leasing business as of June 30, 2024. Upon the disposal of the subsidiaries, the Company had one reportable segment based on business units, being consultancy services business and one reportable segment based on country, being United States.

	For the Three Months Ended and As of June 30, 2024
By Business Unit	Consultancy Business	Total
Revenue	$12,500	$12,500

Cost of revenue	-	-
General and administrative expenses	(25,124)	(25,124)

Loss from operations	(12,624)	(12,624)

Total assets	$14,558	$14,558
Capital expenditure	$-	$-

	For the Three Months Ended and As of June 30, 2023
By Business Unit	Assets Leasing Business	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(12,244)	(12,244)

Loss from operations	(12,244)	(12,244)

Total assets	$8,834	$8,834
Capital expenditure	$-	$-

	For the Three Months Ended and As of June 30, 2024
By Country	United States	Malaysia	Total
Revenue	$12,500	$-	$12,500

Cost of revenue	-	-	-
General and administrative expenses	(25,124)	-	(25,124)

Loss from operations	(12,624)	-	(12,624)

Total assets	$14,558	$-	$14,558
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of June 30, 2023
By Country	United States	Malaysia	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-
General and administrative expenses	(12,244)	-	(12,244)

Loss from operations	(12,244)	-	(12,244)

Total assets	$8,834	$-	$8,834
Capital expenditure	$-	$-	$-

13. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies as of June 30, 2024 and March 31, 2024.

14. RELATED PARTY TRANSACTIONS

As of June 30, 2024, the relationship and the nature of related party of the Company are summarized as follows:

Name of Related Party	Relationship to the Company
H’sien Loong Wong	Director and Chief Executive Officer of the Company
Michael Tan	Shareholder of the Company
Will Liam Leong	Previous Director of the Company, resigned on October 31, 2023

As of June 30, 2024 and 2023, the Company has following transaction balances with the related parties:

	As of June 30, 2024	As of June 30, 2023

Amount due to director
- H’sien Loong Wong	$16,303	$-

Amount due to related parties
- Michael Tan	289,026	-
- Will Liam Leong	-	1,290,909

Total	$305,329	$1,290,909

The consultancy services are provided by our sole director, Mr. H’sien Loong Wong without any remuneration.

15. DISCONTINUED OPERATIONS

On January 1, 2024, the Company disposed Synergy Empire Marshall to a shareholder of the Company, Mr. Tan Peh Hin Michael, for a consideration of $1.00. The disposal indirectly also resulted in the divestiture of two other subsidiaries in Malaysia, Lucky Star and SH Dessert. The disposal of these subsidiaries led to the discontinued operations of the Company’s asset leasing business. The financial information of discontinued operations is as follows:

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended, June 30
	2024	2023 (Re-presented)
	(Unaudited)	(Unaudited)

Revenue	$-	$7,859

Cost of revenue	-	-

Gross profit	$-	$7,859

General and administrative expenses	-	(42,305)

Loss from discontinued operations	$-	$(34,446)

Finance cost	-	(123)

Loss before income tax from discontinued operations	$-	$(34,569)

Income tax expense	-	-

Net loss from discontinued operations	$-	$(34,569)

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended, June 30
	2024	2023 Re-presented
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(34,569)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	-	2,027
Changes in operating assets and liabilities:
Increase in prepaid expenses and other receivables	-	2,620
Decrease in accrued liabilities and other payables	-	(3,326)
Net cash flows used in operating activities	$-	$(33,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to bank loan	-	(4,134)
Net cash flows used in financing activities	$-	$(4,134)

Effect of exchange rate changes	$-	$31,610

Net changes in cash and cash equivalents	-	(5,772)

16. COMPARATIVE FIGURES

The Company has re-presented the comparative figures in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2023, due to the discontinued operation of asset leasing business upon the disposal of subsidiaries on January 1, 2024 to conform with the current period presentation. For the three-month period, revenue was adjusted from $7,859 to $0 and general and administrative expenses from $54,549 to $12,244. These restatements have no impact on the accumulated deficit as at June 30, 2023, or on the net income for the period then ended.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024 up through the date the Company presented these audited financial statements.

On July 29, 2024, the Company executed an Acquisition and Stock Purchase Agreement (“the “Agreement”) with Meluha Therapeutics Berhad (“Meluha”), a limited company incorporated under the laws of Malaysia, and the shareholders of Meluha. Pursuant to the Agreement, we agreed to purchase 10,000,000 shares of Meluha (the “Meluha Shares”), representing all of the issued and outstanding shares of common stock of Meluha, which were held by all the shareholders of Meluha. As a consideration, we agreed to issue to the shareholders of Meluha, 10,000,000 shares of our Series A preferred stock with par value of $0.0001 per share (“Preferred Stock”), at a value of $0.2155 per share, for an aggregate value of $2,155,000. The acquisition has been consummated on March 28, 2025. Meluha is a biopharmaceutical company, primarily involved in contract manufacturing as well as research and development of biopharmaceutical and medical products. The Company has changed their business direction from restaurant and kitchen management consultancy services to contract manufacturing business of biopharmaceutical and medical products, which constituted a reverse takeover between the Company and Meluha.

Holders of the Series A Preferred Stock are entitled to 1 vote per share on matters submitted to a vote of the Company’s stockholders. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary of involuntary, the holders of the Series A Preferred Stock will be entitled to receive out of the assets of the Company an amount equal to the stated value of the Series A Preferred Stock and any other fees or liquidated damages then due and owing, for each share of Series A Preferred Stock before any distribution or payment is made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred Stock will be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated October 11, 2024, for the year ended March 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Overview

We are engaged in consultancy services, especially in food & beverage industry, to restaurant owner.

On October 31, 2022, the Company terminated all the tenancy agreements before the due date of the agreements.

On November 30, 2022, the Company had entered into a lease agreement with a third party, Sweet Bakery & Dessert Cafe Sdn Bhd to lease their assets to a third party. The leasing period was for the period from January 1, 2023 to December 31, 2023. The Company did not cease its business operation nor sell the operating assets. The Company instead, focused on looking for a new strategic location to continue their business while leasing out their assets to the third party.

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

On October 31, 2023, the previous director and officers of the Company, Leong Will Liam (President, Secretary, Treasurer, and Director) and Law Jia Ming (Chief Executive Officer and Chief Financial Officer) resigned their positions with the Company. Upon such resignations, H’sien Loong Wong was appointed as President, Treasurer, Secretary, and Director of the Company.

On January 1, 2024, the Company disposed Synergy Empire Marshall, which indirectly resulted in the divestiture of two other subsidiaries in Malaysia, Lucky Star and SH Dessert. The disposal of these subsidiaries led to the discontinuation of the Company’s asset leasing business. The Company had decided to shift its focus to providing consultancy services to restaurant owners, specializing in restaurant and kitchen management. This strategic move leveraged upon the Director’s extensive experience in the food and beverage industry.

By offering expert guidance on various aspects of restaurant operations, the consultancy business aims to help restaurant owners optimize their business performance. Services may include improving kitchen efficiency, menu planning, staff training, cost management, and implementing best practices for food safety and customer service. The Director’s deep industry knowledge and practical experience will be invaluable in delivering tailored solutions that address the unique challenges encountered by restaurants. This new direction not only broadens the Company’s service portfolio but also positions it as a valuable consultant for restaurant owners seeking to enhance their operational effectiveness and profitability.

On July 29, 2024, the Company executed an Acquisition and Stock Purchase Agreement (“the “Agreement”) with Meluha Therapeutics Berhad (“Meluha”), a limited company incorporated under the laws of Malaysia, and the shareholders of Meluha. Pursuant to the Agreement, we agreed to purchase 10,000,000 shares of Meluha (the “Meluha Shares”), representing all of the issued and outstanding shares of common stock of Meluha, which were held by all the shareholders of Meluha. As a consideration, we agreed to issue to the shareholders of Meluha, 10,000,000 shares of our series A preferred stock with par value of $0.0001 per share (“Preferred Stock”), at a value of $0.2155 per share, for an aggregate value of $2,155,000. The acquisition has been consummated on March 28, 2025. Meluha is a biopharmaceutical company, primarily involved in contract manufacturing as well as research and development business of biopharmaceutical and medical products. The Company has changed their business direction from restaurant and kitchen management consultancy services to contract manufacturing business of biopharmaceutical and medical products, which constituted a reverse takeover between the Company and Meluha.

Holders of the Series A Preferred Stock are entitled to 1 vote per share on matters submitted to a vote of the Company’s stockholders. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary of involuntary, the holders of the Series A Preferred Stock will be entitled to receive out of the assets of the Company an amount equal to the stated value of the Series A Preferred Stock and any other fees or liquidated damages then due and owing, for each share of Series A Preferred Stock before any distribution or payment is made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred Stock will be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Results of Operations

Revenue for the Three Months ended June 30, 2024 and 2023

For the three months ended June 30, 2024, the Company earned a consultancy revenue of $12,500 by providing consultancy services to restaurant owner, specializing in restaurant and kitchen management.

For the three months ended June 30, 2024 and 2023, the Company did not generate revenue from asset leasing business. This was primarily due to its discontinuance of the asset leasing business as a result of the disposal of subsidiaries on January 1, 2024.

General and Administrative Expenses

For the three months ended June 30, 2024 and 2023, the Company has incurred general and administrative expenses of $25,124 and $12,244 respectively, which primarily consist of write-off of bad debts, professional fees and compliance expenses. The significant increase in general and administrative expenses was primarily due to the write-off of bad debts, as the Company was unable to collect receivables from the customer.

Net Loss from Continuing Operations

For the three months ended June 30, 2024 and 2023, the Company has incurred a net loss of $12,624 and $12,244 respectively from continuing operations.

Net Loss from Discontinued Operation

For the three months ended June 30, 2023, the Company has incurred a net loss of $34,569 from discontinued operation.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three months ended June 30, 2024, the Company has used $380,384 in operating activities, primarily attributable to net loss from operation, decrease in accrued liabilities, decrease in other payables, offset by decrease in prepaid expenses and other receivables.

For the three months ended June 30, 2023, the Company has used $15,061 in operating activities, primarily attributable to net loss from operation and decrease in other payables, offset by decrease in prepaid expenses and other receivables.

Cash Used in Investing Activities

The Company has invested $0 in investing activity for the three months ended June 30, 2024.

The Company has invested $0 in investing activity for the three months ended June 30, 2023.

Cash Provided by Financing Activities

For the three months ended June 30, 2024, the Company received $380,302 in financing activities, primarily in the form of advances from related party.

For the three months ended June 30, 2023, the Company received $15,050 from financing cash flow primarily in the form of advances from director.

Cash Flow Activities of Discontinued Operations

For the three months ended June 30, 2023, the Company used $33,248 and $4,134 in operating activity and financing activity respectively from discontinued operations. The Company discontinued the operation of asset leasing business due to disposal of subsidiaries on January 1, 2024.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2024 and 2023.

Contractual Obligations

As of June 30, 2024, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management did not evaluate the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2024. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Items That May be Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2024.

We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors. We also lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. generally accepted accounting principles (“U.S. GAAP”) and reporting requirements set forth by the SEC to address complex U.S. GAAP technical accounting issues, and to prepare and review combined financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2024 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We intend to add staff members to our management team to ensure that information which is required to be disclosed in our reports filed and submitted under the Exchange Act, is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

2.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

3.	We plan to appoint qualified accounting and financial personnel with appropriate knowledge and experience in U.S. GAAP and SEC reporting requirements or hire consultants with the required expertise to address the US GAAP and SEC reporting requirements.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SYNERGY EMPIRE LIMITED
(Name of Registrant)

Date:April 30, 2026

	By:	/s/ H’sien Loong Wong
	Name:	H’sien Loong Wong
	Title:	Chief Executive Officer, Chief Financial Officer

