Form 10-Q
period 2024-12-31
Synergy Empire Ltd
filed 2026-04-30
CIK 1766267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2024

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

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SYNERGY EMPIRE LIMITED.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and MARCH 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2024	As of March 31, 2024 Re-presented
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$82
Accounts receivable, net	-	5,000
Prepaid expenses and other receivables	1,795	39,832
TOTAL CURRENT ASSETS	$1,795	$44,914

TOTAL ASSETS	$1,795	$44,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	$20,622	$29,115
Other payable	-	397,651
Amount due to a director	62,745	25,002
Amount due to related party	289,026	25
TOTAL CURRENT LIABILITIES	$372,393	$451,793
TOTAL LIABILITIES	$372,393	$451,793

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 20,000,000 Issued and outstanding: 10,000,000 shares as of December 31, 2024 and none as of March 31, 2024	$1,000	$-
Common stock – Par value $0.0001; Authorized: 50,000,000 Issued and outstanding: 1,525,000 shares as of December 31, 2024 and 1,025,000 shares as of March 31, 2024	153	103
Preferred stock – Additional paid-in capital	2,154,000	-
Common stock – Additional paid-in capital	651,847	551,897
Subscription receivable	(2,155,000)	-
Accumulated other comprehensive income/(loss)	-	-
Accumulated deficit	(1,022,598)	(958,879)
TOTAL STOCKHOLDERS’ DEFICIT	$(370,598)	(406,879)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,795	44,914

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023 (Re-presented)	2024	2023 (Re-presented)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$15,000	$-

COST AND EXPENSES:
Cost of revenue	-	-	-	-
General and administrative expenses	(35,234)	(15,038)	(78,719)	(44,728)
Total operating costs and expenses	(35,234)	(15,038)	(78,719)	(44,728)
Loss from operations	(35,234)	(15,038)	(63,719)	(44,728)

Finance cost	-	-	-	-

Loss before income tax	(35,234)	(15,038)	(63,719)	(44,728)

Income tax expense	-	-	-	-

Loss after income tax from continuing operation	(35,234)	(15,038)	(63,719)	(44,728)

Net income/(loss) from discontinued operations before tax	-	11,094	-	(29,533)
Income tax on discontinued operations	-	-	-	-
Net income/(loss) from discontinued operations	-	11,094	-	(29,533)

Net loss	$(35,234)	$(3,944)	$(63,719)	$(74,261)

Foreign currency translation (loss)/income – on discontinued operations	-	(33,385)	-	55,252

Total comprehensive loss	$(35,234)	$(37,329)	$(63,719)	$(19,009)

Net loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	1,525,000	1,000,000	1,474,091	1,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	PREFERRED Stock		Common Stock		PREFERRED STOCK	COMMON STOCK
	NUMBER OF Shares	Amount	NUMBER OF Shares	Amount	Additional Paid-in Capital	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of April 1, 2024 (Audited)	-	$-	1,025,000	$103	$-	$551,897	$-	$(958,879)	$-	$(406,879)
Issuance of new common shares	-	-	500,000	50	-	99,950	-	-	-	100,000
Net loss for the period	-	-	-	-	-	-	-	(12,624)	-	(12,624)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-
Balance as of June 30, 2024 (Unaudited)	-	$-	1,525,000	$153	$-	$651,847	-	$(971,503)	$-	$(319,503)
Issuance of new preferred shares	10,000,000	1,000	-	-	2,154,000	-	-	-	-	2,155,000
Subscription receivable	-	-	-	-	-	-	(2,155,000)	-	-	(2,155,000)
Net loss for the period	-	-	-	-	-	-	-	(15,861)	-	(15,861)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-
Balance as of September 30, 2024 (Unaudited)	10,000,000	$1,000	1,525,000	$153	$2,154,000	$651,847	$(2,155,000)	$(987,364)	$-	$(335,364)
Net loss for the period	-	-	-	-	-	-	-	(35,234)	-	(35,234)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-
Balance as of December 31, 2024 (Unaudited)	10,000,000	$1,000	1,525,000	$153	$2,154,000	$651,847	$(2,155,000)	$(1,022,598)	$-	$(370,598)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of March 31, 2023	1,000,000	$100	$784,083	$(2,134,207)	$32,880	$(1,317,144)
Net loss for the period	-	-	-	(46,813)	-	(46,813)
Foreign currency translation	-	-	-	-	80,173	80,173
Balance as of June 30, 2023	1,000,000	$100	$784,083	$(2,181,020)	$113,054	$(1,283,783)
Net loss for the period	-	-	-	(23,504)	-	(23,504)
Foreign currency translation	-	-	-	-	8,464	8,464
Balance as of September 30, 2023	1,000,000	$100	$784,083	(2,204,524)	121,518	(1,298,823)
Net loss for the period	-	-	-	(3,944)	-	(3,944)
Foreign currency translation	-	-	-	-	(33,385)	(33,385)
Balance as of December 31, 2023	1,000,000	100	784,083	(2,208,468)	88,133	(1,336,152)

See accompanying notes to unaudited condensed consolidated financial statements

SYNERGY EMPIRE LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended, December 31
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss – continued operations	$(63,719)	$(44,728)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	-	-
Bad debts written off	-	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,000	-
Decrease in prepaid expenses and other receivables	38,037	11,250
Decrease in accrued liabilities	(8,493)	(14,530)
Decrease in other payables	(397,651)	-
Net cash flows used in operating activities	$(426,826)	$(48,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from director	37,743	47,998
Advance from related party	389,001	-
Net cash flows provided by financing activities	$426,744	$47,998

Effect of exchange rate changes	$-	$(430)

Net changes in cash and cash equivalents	(82)	(440)

Operating cash flows of the discontinued operation	-	(23,926)
Investing cash flows of the discontinued operation	-	-
Financing cash flows of the discontinued operation	-	(7,241)
Effect of exchange rate changes of the discontinued operations	-	21,824

Net changes in cash and cash equivalents of the discontinued operations	-	(9,343)

Cash and cash equivalents, beginning of period	82	9,868
Cash balance from discontinued operation	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$85

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$157
Issuance of new common stocks	$100,000	$-
Issuance of new preferred stocks	$2,155,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SYNERGY EMPIRE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

Translation of amounts from the local currency of the subsidiaries into US$1 has been made at the following exchange rates for the respective periods:

	For the nine months ended December 31
	2024	2023
Period-end MYR : US$1 exchange rate	4.47	4.59
Period-average MYR : US$1 exchange rate	4.50	4.63

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

As of December 31, 2024 and 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Accounts receivable is recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. For the quarter ended December 31, 2024 and 2023, the Company do not make any allowance for expected credit loss.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $1,022,598 and $958,879 as of December 31, 2024 and March 31, 2024 respectively. For the nine months ended December 31, 2024 and 2023, the Company suffered from a net loss of $63,719 and $74,261 respectively. Furthermore, the Company recorded a negative working capital of $370,598 and $406,879 as of December 31, 2024 and March 31, 2024 respectively.

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

4. ACCOUNTS RECEIVABLE, NET

	As of December 31, 2024	As of March 31, 2024
Accounts receivable, gross	$-	$5,000
Allowance for expected credit loss	-	-
Accounts receivable, net	$-	$5,000

5. PREPAID EXPENSES AND OTHER RECEIVABLES

	As of December 31, 2024	As of March 31, 2024
Prepaid expenses	1,795	14,832
Other receivables	-	25,000
Total	$1,795	$39,832

Prepaid expenses represent OTCQB annual fee and filing agent fee.

Other receivables consist of subscription proceeds receivable from the legal counsel.

6. ACCRUED EXPENSES AND OTHER PAYABLES

	As of December 31, 2024	As of March 31, 2024
Accrued expenses	$20,622	$29,115
Other payables	-	397,651
Total	$20,622	$426,766

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

As of December 31, 2024 and March 31, 2024, the Company has an outstanding amount due to director, Mr. H’sien Loong Wong amounted $62,745 and $25,002 respectively, which is unsecured, non-interest bearing and repayable on demand.

8. AMOUNT DUE TO A RELATED PARTY

On May 5, 2024, Will Liam Leong, who was the previous director of the Company, had assigned and transferred the amount due to him by the Company to Michael Tan, who is a substantial shareholder of the Company. As of December 31, 2024, the Company has an outstanding amount due to a shareholder, Michael Tan amounted $289,026, which is unsecured, non-interest bearing and repayable on demand.

9. CONCENTRATION OF RISK

(a) Major Customers

For the nine months ended December 31, 2024, there was one customer who accounted for 100% of the Company’s revenues.

For the nine months ended December 31, 2023, there was one customer who accounted for 100% of the Company’s revenues.

(b) Major Suppliers

For the nine months ended December 31, 2024 and 2023, there were no suppliers who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

10. INCOME TAXES

The loss before income taxes of the Company for the nine months ended December 31, 2024 and 2023 were comprised of the following:

	For the nine months ended December 31
	2024	2023
Tax jurisdictions from:
– Local – for continued operations	$(63,719)	$(37,019)

– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-	-
Hong Kong	-	-
Malaysia – for discontinued operations	-	(7,709)
Loss before income taxes	$(63,719)	$(44,728)

Provision for income taxes consisted of the following:

For the nine months ended December 31
	2024	2023
Current:
– Local	$-	$-
– Foreign:
Marshall Islands (non-taxable jurisdiction)	-	-
Malaysia	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law with a tax rate of 21%. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of December 31, 2024, the operations in the United States of America incurred $1,022,598 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $214,746 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. There is no tax charge due to the losses incurred for the periods. For the nine months ended December 31, 2024, there was no operating income under the applicable U.S. tax regime.

Malaysia

Lucky Star F&B Sdn. Bhd. and SH Dessert Sdn. Bhd. are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

For the nine months ended December 31, 2023, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. incurred a loss of $3,834 and $3,875 respectively.

As of December 31, 2024, the operations in Malaysia have been discontinued due to the disposal of the two subsidiaries, Lucky Star F&B Sdn. Bhd. and SH Desserts Sdn. Bhd. with effect from January 1, 2024.

	For the three months ended December 31
	2024	2023
Loss before income taxes	-	(7,709)
Malaysia statutory tax rate	24%	24%
Income tax expense at statutory rate	$-	$(1,850)
Valuation allowance	-	1,850
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2024 and March 31, 2024:

	As of December 31, 2024	As of March 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$214,746	$201,365
– Marshall Islands	-	-
– Malaysia	-	-
	214,746	201,365
Less: valuation allowance	(214,746)	(201,365)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $214,746 as of December 31, 2024. For nine months ended December 31, 2024, the valuation allowance increased by $13,381, primarily relating to the loss incurred by the Company.

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

On May 16, 2024, the Company increase the number of authorized shares of common stock with $0.0001 par value per share from 5,000,000 shares to 50,000,000 shares and preferred stock with $0.0001 par value per share from 500,000 shares to 20,000,000 shares.

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

On July 29, 2024, the Company executed an Acquisition and Stock Purchase Agreement (“the “Agreement”) with Meluha Therapeutics Berhad (“Meluha”), a limited company incorporated under the laws of Malaysia, and the shareholders of Meluha. Pursuant to the Agreement, we agreed to purchase 10,000,000 shares of Meluha (the “Meluha Shares”), representing all of the issued and outstanding shares of common stock of Meluha, which were held by all the shareholders of Meluha. As consideration, we agreed to issue to the shareholders of Meluha, 10,000,000 shares of our series A preferred stock with par value of $0.0001 per share (“Preferred Stock”), at a value of $0.2155 per share, for an aggregate value of $2,155,000. The 10,000,000 shares of preferred stock were issued on July 29, 2024. The acquisition has been consummated on March 28, 2025. As of December 31, 2024, the $2,155,000 is reflected as a subscription receivable within equity. Meluha is a biopharmaceutical company, primarily involved in contract manufacturing as well as research and development of biopharmaceutical and medical products. The Company has changed their business direction from restaurant and kitchen management consultancy services to contract manufacturing business of biopharmaceutical and medical products, which constituted a reverse takeover between the Company and Meluha.

As of December 31, 2024, the Company have an issued and outstanding share of common stock of 1,525,000 shares and an issued and outstanding share of preferred stock of 10,000,000 shares.

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

	For the Nine Months Ended and As of December 31, 2024
By Business Unit	Consultancy Business	Total
Revenue	$15,000	$15,000

Cost of revenue	-	-
General and administrative expenses	(78,719)	(78,719)

Loss from operations	$(63,719)	$(63,719)

Total assets	$1,795	$1,795
Capital expenditure	$-	$-

	For the Nine Months Ended and As of December 31, 2023
By Business Unit	Assets Leasing Business	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(44,728)	(44,728)

Loss from operations	$(44,728)	$(44,728)

Total assets	$1,335	$1,335
Capital expenditure	$-	$-

	For the Nine Months Ended and As of December 31, 2024
By Country	United States	Total
Revenue	$15,000	$15,000

Cost of revenue	-	-
General and administrative expenses	(78,719)	(78,719)

Loss from operations	$(63,719)	$(63,719)

Total assets	$1,795	$1,795
Capital expenditure	$-	$-

	For the Nine Months Ended and As of December 31, 2023
By Country	United States	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(44,728)	(44,728)

Loss from operations	$(44,728)	$(44,728)

Total assets	$1,335	$1,335
Capital expenditure	$-	$-

13. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies as of December 31, 2024 and March 31, 2024.

14. RELATED PARTY TRANSACTIONS

As of December 31, 2024, the relationship and the nature of related party of the Company are summarized as follows:

Name of Related Party	Relationship to the Company
H’sien Loong Wong	Director and Chief Executive Officer of the Company
Michael Tan	Shareholder of the Company
Will Liam Leong	Previous Director of the Company, resigned on October 31, 2023

As of December 31, 2024 and 2023, the Company has following transaction balances with the related parties:

	As of December 31, 2024	As of December 31, 2023

Amount due to director
- H’sien Loong Wong	$62,745	-

Amount due to related parties
- Michael Tan	289,026	-
- Will Liam Leong	-	1,339,531

Total	$351,771	1,339,531

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

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three months ended December 31,		For the Nine months ended December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$7,706	$-	$23,343

Cost of revenue	-	-	-	-

Gross profit	$-	$7,706	$-	$23,343

General and administrative expenses	-	3,387	-	(52,719)

Income/(loss) from discontinued operations	$-	$11,093	$-	$(29,376)

Other income/(loss)	-	1	-	(157)

Income/(loss) before income tax from discontinued operations	$-	$	$-	$(29,533)

Income tax expense	-		-	-

Net income/(loss) from discontinued operations	$-	$11,094	$-	$(29,533)

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended, December 31
	2024	2023 Re-presented
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(29,533)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	-	5,986
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other receivables	-	2,532
Decrease in accrued liabilities and other payables	-	(2,911)
Net cash flows used in operating activities	$-	$(23,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director	-	363
Repayment to bank loan	-	(7,604)
Net cash flows used in financing activities	$-	$(7,241)

Effect of exchange rate changes	$-	$21,824

Net changes in cash and cash equivalents	-	(9,343)

16. COMPARATIVE FIGURES

The Company has re-presented the comparative figures in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2023, due to the discontinued operation of asset leasing business upon the disposal of subsidiaries on January 1, 2024 to conform with the current period presentation. For the three months ended December 31, 2023, revenue was adjusted from $7,706 to $0 and general and administrative expenses from $11,651 to $15,038. For the nine months ended December 31, 2023, revenue was adjusted from $23,343 to $0 and general and administrative expenses from $97,447 to $44,728. These restatements have no impact on the accumulated deficit as at December 31, 2023, or on the net income for the period then ended.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024 up through the date the Company presented these audited financial statements.

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

On November 30, 2022, the Company had entered into a lease agreement with a third party, Sweet Bakery & Dessert Cafe Sdn Bhd to lease their assets to a third party. The leasing period was for the period from January 1, 2023 to December 31, 2023. The Company did not cease its business operation nor sell the operating assets. The Company instead, focused onlooking for a new strategic location to continue their business while leasing out their assets to the third party.

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

Results of Operations

Three Months ended December 31, 2024 and 2023

Revenue

For the three months ended December 31, 2024, the Company did not generate revenue from consultancy services business.

For the three months ended December 31, 2024 and 2023, the Company did not generate revenue from asset leasing business. This was primarily due to its discontinuance of the asset leasing business as a result of the disposal of subsidiaries on January 1, 2024.

General and Administrative Expenses

For the three months ended December 31, 2024 and 2023, the Company has incurred general and administrative expenses of $35,234 and $15,038 respectively, which primarily consist of write-off of bad debts, professional fees and compliance expenses. The significant increase in general and administrative expenses was primarily due to the write-off of bad debts, as the Company was unable to collect receivables from the customer.

Net Loss from Continuing Operations

For the three months ended December 31, 2024 and 2023, the Company has incurred a net loss of $35,234 and $15,038 respectively from continuing operations.

Net Loss from Discontinued Operation

For the three months ended December 31, 2023, the Company has earned a net income of $11,094 from discontinued operation.

Nine Months ended December 31, 2024 and 2023

Revenue

For the nine months ended December 31, 2024, the Company earned a consultancy revenue of $15,000 by providing consultancy services to restaurant owner, specializing in restaurant and kitchen management.

For the nine months ended December 31, 2024 and 2023, the Company did not generate revenue from asset leasing business. This was primarily due to its discontinuance of the asset leasing business as a result of the disposal of subsidiaries on January 1, 2024.

General and Administrative Expenses

For the nine months ended December 31, 2024 and 2023, the Company has incurred general and administrative expenses of $78,719 and $44,728 respectively, which primarily consist of write-off of bad debts, professional fees and compliance expenses. The significant increase in general and administrative expenses was primarily due to increase in professional fees and the write-off of bad debts, as the Company was unable to collect receivables from the customer.

Net Loss from Continuing Operations

For the nine months ended December 31, 2024 and 2023, the Company has incurred a net loss of $63,719 and $44,728 respectively from continuing operations.

Net Loss from Discontinued Operation

For the nine months ended December 31, 2023, the Company has incurred a net loss of $29,533 from discontinued operation.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the nine months ended December 31, 2024, the Company has used $426,826 in operating activities, primarily attributable to net loss from operation, decrease in accrued liabilities and decrease in other payables contra by decrease in accounts receivable and decrease in prepaid expenses and other receivables.

For the nine months ended December 31, 2023, the Company has used $48,008 in operating activities, primarily attributable to net loss from operation and decrease in accrued liabilities contra by decrease in prepaid expenses and other receivables.

Cash Used in Investing Activities

The Company has invested $0 in investing activity for the nine months ended December 31, 2024.

The Company has invested $0 in investing activity for the nine months ended December 31, 2023.

Cash Provided by Financing Activities

For the nine months ended December 31, 2024, the Company has received $426,744 from financing activity, primarily consist of advances from director and related party.

For the nine months ended December 31, 2023, the Company received $47,998 from financing activity, primarily consist of advances from director.

Cash Flow Activities of Discontinued Operations

For the nine months ended December 31, 2023, the Company used $23,926 and $7,241 in operating activity and financing activity respectively from discontinued operations. The Company discontinued the operation of asset leasing business due to disposal of subsidiaries on January 1, 2024.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2024 and 2023.

Contractual Obligations

As of December 31, 2024, the Company has no contractual obligations involved.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management did not evaluate the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Items That May be Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2024.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in in COSO Internal Control - Integrated Framework (ICIF-2013).

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

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

